Form 10-Q
period 1996-06-30
LS POWER FUNDING CORP
filed 1996-08-14
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1996
                  Commission File Number 33-95928

                    LS Power Funding Corporation
       (Exact name of registrant as specified in its charter)


Delaware                                                         81-0502366

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      402 East Main Street, Bozeman, MT  59715, (406) 587-7397
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                      LSP-Cottage Grove, L.P.
              LSP-Whitewater Limited Partnership
       (Exact name of registrant as specified in its charter)

Delaware                                                         81-0493289
Delaware                                                         81-0493287

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                     Identification Numbers)

      402 East Main Street, Bozeman, MT  59715, (406) 587-6325
      402 East Main Street, Bozeman, MT  59715, (406) 587-6122
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No

                    LS Power Funding Corporation
                      LSP-Cottage Grove, L.P.
                 LSP-Whitewater Limited Partnership

                          Form 10-Q Index

                                                                   Page
                              PART I

   Item 1.  Financial Statements                                     3
   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           3

                             PART II

   Item 1.  Legal Proceedings                                        3
   Item 2.  Changes in Securities                                    4
   Item 3.  Defaults Upon Senior Securities                          4
   Item 4.  Submission of Matters to a Vote of
             Security Holders                                        4
   Item 5.  Other Information                                        4
   Item 6.  Exhibits and Reports on Form 8-K                         4

            Signatures                                               5

            Financial Statement Index                               F-1

            Exhibits Index                                         EI-1

PART I/ITEM 1.  FINANCIAL STATEMENTS

   See financial statements commencing at F-1. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995, filed by Funding, Cottage Grove and Whitewater.


PART I/ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

General

   Since their formation in 1993, the Partnerships have been developing and constructing their respective power plants and have generated no operating revenues or expenses.

Cottage Grove

   For the three months ended June 30, 1996, Cottage Grove capitalized construction costs totaling approximately $24,364,000. At June 30, 1996, Cottage Grove's investments held by trustee totaled $74,649,599, of which $6,043,000 was held in a fund reserved for debt service, and $9,204,224 was held in a contingency fund to pay for project cost overruns. Cottage Grove transferred $152,592 from the contingency fund during the second quarter of 1996 to fund cost overruns.

Whitewater

   For the three months ended June 30, 1996, Whitewater capitalized construction costs totaling approximately $27,397,000. At June 30, 1996, Whitewater's investments held by trustee totaled $86,194,206, of which $6,900,000 was held in a fund reserved for debt service, and $10,423,134 was held in a contingency fund to pay for project cost overruns. Whitewater transferred $53,294 from the contingency fund during the second quarter of 1996 to fund cost overruns.


PART II/ITEM 1.  LEGAL PROCEEDINGS

   Neither Funding nor Cottage Grove is a party to any legal proceedings.

Whitewater

   A series of decisions of the Wisconsin Public Service Commission ("WPSC") selecting the gas-fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Project") and approving the power sales contract were challenged. See Whitewater's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of the litigation to which Whitewater is a party. In a decision dated May 23, 1996, a three-judge panel of the Wisconsin Court of Appeals, District 4 (the "Court") affirmed the Circuit Court, Dane County's decision in all respects relevant to the WPSC's selection of the Whitewater Project as the winning project. Repap Wisconsin, Inc., the appellant, subsequently petitioned the Wisconsin Supreme Court requesting further review of the case, which petition was denied by the Wisconsin Supreme Court on July 29, 1996.

PART II/ITEM 2.  CHANGES IN SECURITIES

   None.


PART II/ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.


PART II/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


PART II/ITEM 5.  OTHER INFORMATION

   None.


PART II/ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   See the Exhibits Index at EI-1.

(b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION


By: /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director and Treasurer
   Date:  August 12, 1996


LSP-COTTAGE GROVE, L.P.

By:  LSP-Cottage Grove, Inc.
Its: General Partner

By: /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  August 12, 1996


LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner

By: /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  August 12, 1996

                    LS Power Funding Corporation
                      LSP-Cottage Grove, L.P.
                 LSP-Whitewater Limited Partnership

                     Financial Statement Index
                                                                     Page
LS POWER FUNDING CORPORATION
   Balance sheets as of June 30, 1996 and December 31, 1995 . . . . . F-2
   Statements of operations for the three months ended
    June 30, 1996, the six months ended June 30, 1996, and
    the period from Inception (June 23, 1995) to June 30, 1995 . . . F-3 Statements of cash flows for the six months ended
    June 30, 1996, and the period from Inception
    (June 23, 1995) to June 30, 1995  . . . . . . . . . . . . . . . . F-4
   Notes to financial statements  . . . . . . . . . . . . . . . . . . F-5

LSP-COTTAGE GROVE, L.P.
   Balance sheets as of June 30, 1996 and December 31, 1995 . . . . . F-6
   Statements of cash flows for the six months ended
    June 30, 1996 and 1995, and the period from Inception
    (December 14, 1993) to June 30, 1996  . . . . . . . . . . . . . . F-7
   Notes to financial statements  . . . . . . . . . . . . . . . . . . F-8

LSP-WHITEWATER LIMITED PARTNERSHIP
   Balance sheets as of June 30, 1996 and December 31, 1995 . . . . . F-9
   Statements of cash flows for the six months ended
    June 30, 1996 and 1995, and the period from Inception
    (December 14, 1993) to June 30, 1996 . . . . . . . . . . . . . . F-10
   Notes to financial statements . . . . . . . . . . . . . . . . . . F-11

                    LS POWER FUNDING CORPORATION

                            BALANCE SHEETS


                                                   June 30,      December 31,
                                                     1996            1995
                               ASSETS
CURRENT ASSET - Cash                            $      1,000     $      1,000

INVESTMENT IN FIRST MORTGAGE BONDS               332,000,000      332,000,000

   Total Assets                                 $332,001,000     $332,001,000


                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY - Senior Secured Bonds Payable        $332,000,000     $332,000,000

CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 1,000 shares authorized,
  100 shares issued and outstanding                        1                1
 Additional paid-in capital                              999              999

   Total Stockholders' Equity                          1,000            1,000


   Total Liabilities and Stockholders' Equity   $332,001,000     $332,001,000


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF OPERATIONS


                            Three Months      Six Months      From Inception
                               Ended             Ended        (June 23, 1995)
                            June 30, 1996    June 30, 1996   to June 30, 1995

Interest Income               $6,471,549      $12,943,098           $---

Interest Expense               6,471,549       12,943,098            ---

Net Income (Loss)             $      ---      $       ---           $---


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF CASH FLOWS


                                               Six Months     From Inception
                                                 Ended        (June 23, 1995)
                                              June 30, 1996  to June 30, 1995

Cash Flows From Operating Activities           $    ---         $         ---

Cash Flows From Investing Activities:
 Investment in First Mortgage Bonds                 ---          (332,000,000)
Cash used by investing activities                   ---          (332,000,000)

Cash Flows From Financing Activities:
 Proceeds from Senior Secured Bonds                 ---           332,000,000
 Proceeds from sale of common stock                 ---                 1,000
Cash provided by financing activities               ---           332,001,000

Increase in cash                                    ---                 1,000

Cash, beginning of period                         1,000                   ---
Cash, end of period                              $1,000         $       1,000


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION
                     NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1996, and the statements of operations and cash flows for the periods ended June 30, 1996 and 1995 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996, and the results of its operations and its cash flows for the periods ended June 30, 1996 and 1995.

   Funding was established on June 23, 1995; therefore, statements of operations and cash flows for the period from June 23, 1995 to June 30, 1995 are presented.

   The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While Funding believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  ORGANIZATION

   Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas fired cogeneration facilities, one located in Cottage Grove, Minnesota (the "Cottage Grove Project") and the other located in Whitewater, Wisconsin (the "Whitewater Project"). LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are Delaware limited partnerships established to develop, finance, construct, own, operate and manage the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of debt securities and its acquisition of debt securities issued by Cottage Grove and Whitewater.


3.  WHITEWATER LITIGATION

   A series of decisions of the Wisconsin Public Service Commission ("WPSC") selecting the Whitewater Project and approving the power sales contract were challenged. The Dane County Wisconsin Circuit Court and the Wisconsin Court of Appeals (District 4) have each affirmed the WPSC's decisions in all respects material to the Whitewater Project. However, the Wisconsin Court of Appeals' decision and the WPSC's issuance of the Certificate of Public Convenience and Necessity ("CPCN") have both been appealed. If either appeal is successful, the outcome could cause the power sales contract to be terminated and the CPCN to be revoked. Any of these results could have a material adverse effect on Whitewater's ability to make payments on its debt securities. Whitewater does not expect that any of the appeals will ultimately be decided by the court against the WPSC. However, the ultimate resolution of these matters cannot presently be determined.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                          BALANCE SHEETS

                                                  June 30,       December 31,
                                                    1996             1995
                              ASSETS

CURRENT ASSETS:
 Cash                                          $     90,825      $     55,030
 Other current assets                                   ---            12,926
     Total Current Assets                            90,825            67,956

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value            74,649,599       111,303,563

PLANT, PROPERTY AND EQUIPMENT                    80,569,206        42,719,871

DEBT ISSUANCE AND FINANCING COSTS                 6,894,563         6,859,575

OTHER ASSETS                                            500               500

   Total Assets                                $162,204,693      $160,951,465


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable           $  7,203,693      $  5,950,465

FIRST MORTGAGE BONDS PAYABLE                    155,000,000       155,000,000

   Total Liabilities                            162,203,693       160,950,465

PARTNERS' CAPITAL                                     1,000             1,000

   Total Liabilities and Partners' Capital     $162,204,693      $160,951,465


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                     STATEMENTS OF CASH FLOWS

                                                                December 14,
                                                              1993 (inception)
                                  Six Months Ended June 30,     to June 30,
                                    1996            1995            1996
Cash Flows From Investing
 Activities:
  Acquisition of land and
   improvements                $        ---    $     (93,514)   $     (97,590)
  Payments on construction
   in progress                  (39,133,197)     (15,781,187)     (79,422,333)
  Investments held by trustee           ---     (155,000,000)    (155,000,000)
  Investments drawn for
   construction                  39,322,340       22,742,356       86,732,386
  Investment in LS Power
   Funding Corporation                  ---             (500)            (500)
Cash provided by (used in)
 investing activities               189,143     (148,132,845)    (147,788,037)

Cash Flows From Financing
 Activities:
  Debt issuance and
   financing costs                 (153,348)      (6,767,655)      (7,122,138)
  Proceeds from First
   Mortgage Bonds                       ---      155,000,000      155,000,000
  Capital contributions                 ---              ---            1,000
Cash provided by (used in)
 financing activities              (153,348)     148,232,345      147,878,862

Increase in cash                     35,795           99,500           90,825

Cash, beginning of period            55,030            1,000              ---
Cash, end of period            $     90,825    $     100,500    $      90,825


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
  Increase in total
   construction in progress    $(37,849,335)   $ (15,847,300)   $ (80,471,616)
  Amortization of debt
   issuance and financing costs     118,360              ---          227,575
  Interest income on
   investments held by trustee   (2,668,376)             ---       (6,381,985)
  Decrease in other
   current assets                    12,926              ---              ---
 Increase in accounts payable     1,253,228           66,113        7,203,693
Payments on construction
 in progress                   $(39,133,197)   $ (15,781,187)   $ (79,422,333)


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                  NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1996, and the statements of cash flows for the periods ended June 30, 1996 and 1995 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996, and its cash flows for the periods ended June 30, 1996 and 1995.

   The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended
December 31, 1995.


2.  ORGANIZATION
   The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct, own and operate a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Cottage Grove, Minnesota (the "Cottage Grove Project"). The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of the Cottage Grove Project and a similar gas-fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Project"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $155 million of debt securities issued simultaneously by the Partnership.

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

                            BALANCE SHEETS

                                                   June 30,      December 31,
                                                     1996           1995
                              ASSETS

CURRENT ASSETS:
 Cash                                           $     66,664     $     71,441
 Other current assets                                    575              575
     Total Current Assets                             67,239           72,016

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value             86,194,206      126,688,250

PLANT, PROPERTY AND EQUIPMENT                     91,431,898       49,531,408

DEBT ISSUANCE AND FINANCING COSTS                  6,991,588        6,958,788

OTHER ASSETS                                             500              500

   Total Assets                                 $184,685,431     $183,250,962


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable            $  7,684,431     $  6,249,962

FIRST MORTGAGE BONDS PAYABLE                     177,000,000      177,000,000

   Total Liabilities                             184,684,431      183,249,962

CONTINGENCIES

PARTNERS' CAPITAL                                      1,000            1,000

   Total Liabilities and Partners' Capital      $184,685,431     $183,250,962


         See accompanying notes to financial statements.

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

                     STATEMENTS OF CASH FLOWS

                                                                 December 14,
                                                               1993 (inception)
                                   Six Months Ended June 30,      to June 30,
                                    1996              1995           1996
Cash Flows From
 Investing Activities:
  Acquisition of land
   and improvements           $  (2,146,986)    $  (1,390,067)  $  (3,538,281)
  Deposits for land purchase      2,001,221        (1,950,000)            ---
  Payments on construction
   in progress                  (43,223,420)      (22,173,165)    (87,207,521)
  Investments held by trustee           ---      (177,000,000)   (177,000,000)
  Investments drawn for
   construction                  43,517,756        32,481,930      98,035,405
  Investment in LS Power
   Funding Corporation                  ---              (500)           (500)
Cash provided by (used in)
 investing activities               148,571      (170,031,802)   (169,710,897)

Cash Flows From
 Financing Activities:
  Debt issuance and
   financing costs                 (153,348)       (6,868,698)     (7,223,439)
  Proceeds from First
   Mortgage Bonds                       ---       177,000,000     177,000,000
  Capital contributions                 ---               ---           1,000
Cash provided by (used in)
 financing activities              (153,348)      170,131,302     169,777,561

Increase (decrease) in cash          (4,777)           99,500          66,664

Cash, beginning of period            71,441             1,000             ---
Cash, end of period            $     66,664     $     100,500   $      66,664


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
  Increase in total
   construction in progress    $(41,754,725)    $ (22,223,371)  $ (87,893,617)
  Amortization of debt
   issuance and financing costs     120,548               ---         231,851
  Interest income on
   investments held by trustee   (3,023,712)              ---      (7,229,611)
  Increase in other
   current assets                       ---               ---            (575)
  Increase in accounts payable    1,434,469            50,206       7,684,431
Payments on construction
 in progress                   $(43,223,420)    $ (22,173,165)  $ (87,207,521)


         See accompanying notes to financial statements.

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1996, and the statements of cash flows for the periods ended June 30, 1996 and 1995 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996, and its cash flows for the periods ended
June 30, 1996 and 1995.

   The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  ORGANIZATION

   The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct, own and operate a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Whitewater, Wisconsin (the "Whitewater Project").
The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of the Whitewater Project and a similar gas-fired cogeneration facility to be located in Cottage Grove, Minnesota (the "Cottage Grove Project"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $177 million of debt securities issued simultaneously by the Partnership.


3. LEGAL PROCEEDINGS

   A series of decisions of the Wisconsin Public Service Commission ("WPSC") selecting the Whitewater Project and approving the power sales contract were challenged. The Dane County Wisconsin Circuit Court and the Wisconsin Court of Appeals (District 4) have each affirmed the WPSC's decisions in all respects material to the Whitewater Project. However, the Wisconsin Court of Appeals' decision and the WPSC's issuance of the Certificate of Public Convenience and Necessity ("CPCN") have both been appealed. If either appeal is successful, the outcome could cause the power sales contract to be terminated and the CPCN to be revoked. Any of these results could have a material adverse effect on Whitewater's ability to make payments on its debt securities. Whitewater does not expect that any of the appeals will ultimately be decided by the court against the WPSC. However, the ultimate resolution of these matters cannot presently be determined.

                   LS Power Funding Corporation
                       LSP-Cottage Grove, L.P.
                 LSP-Whitewater Limited Partnership

                           Exhibits Index


Exhibit No.                            Description

3.4.1       -----   Amendment No. 1 to Cottage Grove Partnership Agreement

                                                               EXHIBIT 3.4.1

                         AMENDMENT NO. 1
                                TO
               COTTAGE GROVE PARTNERSHIP AGREEMENT


   This Amendment No. 1 to Cottage Grove Partnership Agreement (the"Amendment") is entered into as of June 18, 1996, among LSP-Cottage Grove, Inc. ("LSP"), Granite Power Partners, L.P. ("Granite Power") and TPC Cottage Grove, Inc. ("TPC").

   WHEREAS, in accordance with Section 4.3(a) of the Participation Agreement dated as of November 23, 1994, as amended, between Granite Power and Tomen Power Corporation, Granite Power and TPC agreed to adjust their initial Partnership Interests to 72.22% and 26.78%, respectively; and

   WHEREAS, the parties hereto desire to amend the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. dated as of June 30, 1995
(the "Agreement") to reflect such adjustment of the initial Partnership Interests of Granite Power and TPC.

   NOW, THEREFORE, in consideration of the premises, the parties hereby agree to and hereby do amend the Agreement as follows:

1. Exhibit A to the Agreement is amended and restated to read as set forth on Annex I to this Amendment.

2. This Amendment shall be governed by and interpreted in accordance with the laws of the state of Delaware.

3. This Amendment may be signed in any number of counterparts. Any single counterpart or a set of counterparts signed, in either case, by all the parties hereto shall constitute a full and original agreement for all purposes.

4. Except as amended by this Amendment, the Agreement shall remain in full force and effect.

   IN WITNESS WHEREOF, parties hereto have caused this Amendment to be executed by their duly authorized representatives as of the date first written above.

                              GENERAL PARTNER:

                              LSP-COTTAGE GROVE, INC.


                              By: /s/ Mikhail Segal
                              Name:  Mikhail Segal
                              Title:  Managing Director


                              LIMITED PARTNERS:

                              GRANITE POWER PARTNERS, L. P.
                              by its general partner
                              LS POWER CORPORATION


                              By: /s/ Mikhail Segal
                              Name:  Mikhail Segal
                              Title:  Managing Director

                              TPC COTTAGE GROVE, INC.


                              By: /s/ Masahiro Ishii
                              Name:  Masahiro Ishii
                              Title:  Executive Vice President

                                       ANNEX I


                    EXHIBIT A - REVISION NO. 1


                  PARTNERS' PERCENTAGE INTERESTS


   Partner                                   Percentage Interest


   General Partner
     LSP-Cottage Grove, Inc.                          1%


     Limited Partners
     Granite Power Partners, L.P.                   72.22%
     TPC-Cottage Grove, Inc.                        26.78%

          Total                                      100%