Form 10-Q
period 1996-09-30
LS POWER FUNDING CORP
filed 1996-11-14
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996
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

                            Form 10-Q Index

                                                                   Page
                              PART I

   Item 1.  Financial Statements.................................... 3
   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......... 3

                             PART II

   Item 1.  Legal Proceedings....................................... 3
   Item 2.  Changes in Securities................................... 4
   Item 3.  Defaults Upon Senior Securities......................... 4
   Item 4.  Submission of Matters to a Vote of Security Holders..... 4
   Item 5.  Other Information....................................... 4
   Item 6.  Exhibits and Reports on Form 8-K........................ 4

            Signatures.............................................. 5

            Financial Statement Index............................. F-1

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

Cottage Grove

   For the three months ended September 30, 1996, Cottage Grove capitalized construction costs totaling approximately $23,134,000. At September 30, 1996, Cottage Grove's investments held by trustee totaled $52,457,963, of which $6,043,000 was held in a fund reserved for debt service, and $9,191,610 was held in a contingency fund to pay for project cost overruns. Cottage Grove transferred $12,614 from the contingency fund during the third quarter of 1996 to fund change orders to its construction contract.

Whitewater

   For the three months ended September 30, 1996, Whitewater capitalized construction costs totaling approximately $24,299,000. At September 30, 1996, Whitewater's investments held by trustee totaled $62,913,421, of which $6,900,000 was held in a fund reserved for debt service, and $10,423,134 was held in a contingency fund to pay for project cost overruns. Whitewater transferred $0 from the contingency fund during the third quarter of 1996.


PART II/ITEM 1.  LEGAL PROCEEDINGS

Whitewater

   A series of decisions of the Wisconsin Public Service Commission ("WPSC") selecting the gas-fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Project") and approving the power sales contract were challenged (the "Selection Order Litigation"). The WPSC's order granting the Whitewater Project a Certificate of Public Convenience and Necessity ("CPCN") was also challenged (the "CPCN Litigation"). See Whitewater's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of the Selection Order Litigation and the CPCN Litigation.

   In the Selection Order Litigation, the decisions of the WPSC were affirmed by the Circuit Court, Dane County and by the Wisconsin Court of Appeals, District 4 in all respects relevant to the WPSC's selection of the Whitewater Project as the winning project. The subsequent petition of Repap Wisconsin, Inc. to the Wisconsin Supreme Court requesting further review of the case was denied by the Wisconsin Supreme Court on July 29, 1996, thus terminating the Selection Order Litigation.

   Following the termination of the Selection Order Litigation, the parties to the CPCN Litigation agreed to dismiss that case with prejudice and an Order for Dismissal was issued on November 4, 1996, thus terminating the CPCN Litigation.

PART II/ITEM 2.  CHANGES IN SECURITIES

   None.


PART II/ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.


PART II/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


PART II/ITEM 5.  OTHER INFORMATION

   None.


PART II/ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   None.

(b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION


By: /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director and Treasurer
   Date:  November 13, 1996


LSP-COTTAGE GROVE, L.P.

By:  LSP-Cottage Grove, Inc.
Its: General Partner

By: /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  November 13, 1996


LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner

By: /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  November 13, 1996

                    LS Power Funding Corporation
                       LSP-Cottage Grove, L.P.
                  LSP-Whitewater Limited Partnership

                     Financial Statement Index
                                                                          Page
LS POWER FUNDING CORPORATION
   Balance sheets as of September 30, 1996 and December 31, 1995.......... F-2
   Statements of operations for the three months ended
     September 30, 1996 and 1995, the nine months ended
     September 30, 1996, and the period from Inception
     (June 23, 1995) to September 30, 1995................................ F-3
   Statements of cash flows for the nine months ended
     September 30, 1996, and the period from Inception
     (June 23, 1995) to September 30, 1995................................ F-4
   Notes to financial statements.......................................... F-5

LSP-COTTAGE GROVE, L.P.
   Balance sheets as of September 30, 1996 and December 31, 1995.......... F-6
   Statements of cash flows for the nine months ended
     September 30, 1996 and 1995, and the period from Inception
     (December 14, 1993) to September 30, 1996............................ F-7
   Notes to financial statements.......................................... F-8

LSP-WHITEWATER LIMITED PARTNERSHIP
   Balance sheets as of September 30, 1996 and December 31, 1995.......... F-9
   Statements of cash flows for the nine months ended
     September 30, 1996 and 1995, and the period from Inception
     (December 14, 1993) to September 30, 1996........................... F-10
   Notes to financial statements......................................... F-11

                       LS POWER FUNDING CORPORATION

                              BALANCE SHEETS


                                               September 30,       December 31,
                                                   1996                1995
                                                (Unaudited)
                                  ASSETS
CURRENT ASSETS:
 Cash                                          $      1,000       $      1,000
 Accrued interest receivable
  on First Mortgage Bonds                         6,471,549                ---
   Total Current Assets                           6,472,549              1,000

INVESTMENT IN FIRST MORTGAGE BONDS              332,000,000        332,000,000

     Total Assets                              $338,472,549       $332,001,000


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITY - Interest payable
 on Senior Secured Bonds                       $  6,471,549       $        ---

SENIOR SECURED BONDS PAYABLE                    332,000,000        332,000,000

     Total Liabilities                          338,471,549        332,000,000


STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
   1,000 shares authorized, 100 shares
   issued and outstanding                                 1                  1
 Additional paid-in capital                             999                999

     Total Stockholders' Equity                       1,000              1,000


     Total Liabilities and
      Stockholders' Equity                     $338,472,549       $332,001,000


              See accompanying notes to financial statements.

                       LS POWER FUNDING CORPORATION

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                   Nine Months  From Inception
                             Three Months             Ended     (June 23, 1995)
                          Ended September 30,       Sept. 30,    to Sept. 30,
                          1996          1995           1996          1995

Interest Income        $6,471,549    $6,524,740    $19,414,647    $6,524,740

Interest Expense        6,471,549     6,524,740     19,414,647     6,524,740

Net Income (Loss)      $      ---    $      ---    $       ---    $      ---


              See accompanying notes to financial statements.

                       LS POWER FUNDING CORPORATION

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                            Nine Months        From Inception
                                               Ended         (June 23, 1995) to
                                           Sept. 30, 1996      Sept. 30, 1995

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

                       LS POWER FUNDING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   The balance sheet as of September 30, 1996, and the statements of operations and cash flows for the periods ended September 30, 1996 and 1995 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996, and the results of its operations and its cash flows for the periods ended September 30, 1996 and 1995.

   Funding was established on June 23, 1995; therefore, statements of operations and cash flows for the period from June 23, 1995 to September 30, 1995 are presented.

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


2.  ORGANIZATION

   Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas fired cogeneration facilities, one located in Cottage Grove, Minnesota (the "Cottage Grove Project") and the other located in Whitewater, Wisconsin (the "Whitewater Project"). LSP-Cottage Grove, L.P.("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are Delaware limited partnerships established to develop, finance, construct, own, operate and manage the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of debt securities and its acquisition of debt securities issued by Cottage Grove and Whitewater.

                          LSP-COTTAGE GROVE, L.P.
          (a Delaware Limited Partnership in the Development Stage)

                              BALANCE SHEETS

                                                   Sept. 30,      December 31,
                                                     1996             1995
                                                  (Unaudited)
                                  ASSETS

CURRENT ASSETS:
 Cash                                           $     36,694     $     55,030
 Other current assets                                    ---           12,926
     Total Current Assets                             36,694           67,956

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value             52,457,963      111,303,563

PLANT, PROPERTY AND EQUIPMENT                    106,086,558       42,719,871

DEBT ISSUANCE AND FINANCING COSTS                  6,834,157        6,859,575

OTHER ASSETS                                             500              500

   Total Assets                                 $165,415,872     $160,951,465


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable                               $  7,393,516     $  5,950,465
 Interest payable on First Mortgage Bonds          3,021,356              ---
   Total Current Liabilities                      10,414,872        5,950,465

FIRST MORTGAGE BONDS PAYABLE                     155,000,000      155,000,000

   Total Liabilities                             165,414,872      160,950,465

PARTNERS' CAPITAL                                      1,000            1,000

   Total Liabilities and Partners' Capital      $165,415,872     $160,951,465


              See accompanying notes to financial statements.

                          LSP-COTTAGE GROVE, L.P.
         (a Delaware Limited Partnership in the Development Stage)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 December 14,
                                                               1993 (inception)
                                   Nine Months Ended Sept. 30,   to Sept. 30,
                                      1996           1995            1996
Cash Flows From Investing
 Activities:
  Acquisition of land and
   improvements                   $        ---  $     (97,589)  $     (97,590)
  Payments on construction
   in progress                     (62,267,572)   (25,878,131)   (102,556,708)
  Investments held by trustee              ---   (155,000,000)   (155,000,000)
  Investments drawn for
   construction                     62,402,584     32,969,726     109,812,630
  Investment in LS Power
   Funding Corporation                     ---           (500)           (500)
Cash provided by (used in)
 investing activities                  135,012   (148,006,494)   (147,842,168)

Cash Flows From Financing
 Activities:
  Debt issuance and financing
   costs                              (153,348)    (6,928,204)     (7,122,138)
  Proceeds from First
   Mortgage Bonds                          ---    155,000,000     155,000,000
  Capital contributions                    ---            ---           1,000
Cash provided by (used in)
 financing activities                 (153,348)   148,071,796     147,878,862

Increase (decrease) in cash            (18,336)        65,302          36,694

Cash, beginning of period               55,030          1,000             ---
Cash, end of period               $     36,694  $      66,302   $      36,694


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
 Increase in total
  construction in progress        $(63,366,687) $ (28,857,658)  $(105,988,968)
 Amortization of debt
  issuance and financing costs         178,766         54,326         287,981
 Interest income on
  investments held by trustee       (3,556,984)    (1,908,932)     (7,270,593)
 Decrease in other current
  assets                                12,926            ---             ---
 Increase in accounts payable        1,443,051      1,787,943       7,393,516
 Increase in accrued
  interest payable                   3,021,356      3,046,190       3,021,356
Payments on construction
 in progress                      $(62,267,572) $ (25,878,131)  $(102,556,708)


              See accompanying notes to financial statements.

                          LSP-COTTAGE GROVE, L.P.
          (a Delaware Limited Partnership in the Development Stage)

                       NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   The balance sheet as of September 30, 1996, and the statements of cash flows for the periods ended September 30, 1996 and 1995 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996, and its cash flows for the periods ended September 30, 1996 and 1995.

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

                    LSP-WHITEWATER LIMITED PARTNERSHIP
         (a Delaware Limited Partnership in the Development Stage)

                              BALANCE SHEETS

                                                Sept. 30,         December 31,
                                                  1996                1995
                                               (Unaudited)
                                  ASSETS

CURRENT ASSETS:
 Cash                                         $     86,843        $     71,441
 Other current assets                                  575                 575
     Total Current Assets                           87,418              72,016

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value           62,913,421         126,688,250

PLANT, PROPERTY AND EQUIPMENT                  118,384,598          49,531,408

DEBT ISSUANCE AND FINANCING COSTS                6,930,074           6,958,788

OTHER ASSETS                                           500                 500

   Total Assets                               $188,316,011        $183,250,962


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable                             $  7,864,818        $  6,249,962
 Interest payable on
  First Mortgage Bonds                           3,450,193                 ---
   Total Current Liabilities                    11,315,011           6,249,962

FIRST MORTGAGE BONDS PAYABLE                   177,000,000         177,000,000

   Total Liabilities                           188,315,011         183,249,962


PARTNERS' CAPITAL                                    1,000               1,000

   Total Liabilities and Partners' Capital    $188,316,011        $183,250,962


              See accompanying notes to financial statements.

                    LSP-WHITEWATER LIMITED PARTNERSHIP
         (a Delaware Limited Partnership in the Development Stage)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 December 14,
                                                               1993 (inception)
                                   Nine Months Ended Sept. 30,   to Sept. 30,
                                      1996            1995           1996
Cash Flows From Investing
 Activities:
  Acquisition of land and
   improvements                 $  (2,146,986)  $  (1,391,295)  $  (3,538,281)
  Deposits for land purchase        2,001,221      (1,975,174)            ---
  Payments on construction
   in progress                    (67,522,392)    (28,381,278)   (111,506,493)
  Investments held by trustee             ---    (177,000,000)   (177,000,000)
  Investments drawn for
   construction                    67,836,907      38,873,186     122,354,556
  Investment in LS Power
   Funding Corporation                    ---            (500)           (500)
Cash provided by (used in)
 investing activities                 168,750    (169,875,061)   (169,690,718)

Cash Flows From Financing
 Activities:
  Debt issuance and
   financing costs                   (153,348)     (7,027,805)     (7,223,439)
  Proceeds from
   First Mortgage Bonds                   ---     177,000,000     177,000,000
  Capital contributions                   ---             ---           1,000
Cash provided by (used in)
 financing activities                (153,348)    169,972,195     169,777,561

Increase in cash                       15,402          97,134          86,843

Cash, beginning of period              71,441           1,000             ---
Cash, end of period              $     86,843   $      98,134   $      86,843


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
 Increase in total
  construction in progress       $(68,707,425)  $ (31,713,463)  $(114,846,317)
 Amortization of debt issuance
  and financing costs                 182,062          55,345         293,365
 Interest income on
  investments held by trustee      (4,062,078)     (2,135,513)     (8,267,977)
 Increase in other
  current assets                          ---            (675)           (575)
 Increase in accounts payable       1,614,856       1,934,478       7,864,818
 Increase in accrued
  interest payable                  3,450,193       3,478,550       3,450,193
Payments on
 construction in progress        $(67,522,392)  $ (28,381,278)  $(111,506,493)


              See accompanying notes to financial statements.

                    LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

                      NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   The balance sheet as of September 30, 1996, and the statements of cash flows for the periods ended September 30, 1996 and 1995 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996, and its cash flows for the periods ended September 30, 1996 and 1995.

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