Form 10-K
period 1996-12-31
LS POWER FUNDING CORP
filed 1997-03-31
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year-Ended December 31, 1996
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


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     7.19% Senior Secured Bonds Due 2010, Series A of
      LS Power Funding Corporation
     8.08% Senior Secured Bonds Due 2016, Series A of
      LS Power Funding Corporation
     7.19% First Mortgage Bonds of LSP-Cottage Grove, L.P.
     8.08% First Mortgage Bonds of LSP-Cottage Grove, L.P.
     7.19% First Mortgage Bonds of LSP-Whitewater Limited Partnership 8.08% First Mortgage Bonds of LSP-Whitewater Limited Partnership

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X

                    LS Power Funding Corporation
                        LSP-Cottage Grove, L.P.
                   LSP-Whitewater Limited Partnership

                            Form 10-K Index

                                                                        Page
                              PART I

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 17
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 17
   Item 4.  Submission of Matters to a Vote of Security Holders  . . . . 18

                              PART II

   Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . . . . . . . . 18
   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . 18
   Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . 20
   Item 8.  Financial Statements and Supplementary Data  . . . . . . . . 21
   Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure  . . . . . . . . . . 21

                              PART III

   Item 10. Directors and Executive Officers of the Registrant . . . . . 22
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . 23
   Item 12. Security Ownership of Certain
             Beneficial Owners and Management  . . . . . . . . . . . . . 24
   Item 13. Certain Relationships and Related Transactions . . . . . . . 24

                               PART IV

   Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 26

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 27

            Financial Statement Index  . . . . . . . . . . . . . . . .  F-1

            Exhibits Index . . . . . . . . . . . . . . . . . . . . . . EI-1

PART I/ITEM 1.  BUSINESS

ORGANIZATION

Cottage Grove

   LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Power Plant"). The general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which is a wholly-owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite"). The general partner of Granite is LS Power Corporation, a Delaware corporation ("LS Power"). LSP-Cottage Grove, Inc. is a one percent general partner of Cottage Grove. Granite and TPC Cottage Grove, Inc., a Delaware corporation ("TPC Cottage Grove"), are the sole limited partners of Cottage Grove, owning approximately 72% and 27% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Cottage Grove as set forth in Cottage Grove's partnership agreement.

Whitewater

   LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Power Plant", and collectively with the Cottage Grove Power Plant, the "Power Plants" or "Projects"). The general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner") which is a wholly-owned subsidiary of Granite. LSP-Whitewater I, Inc. is a one percent general partner of Whitewater. Granite and TPC Whitewater, Inc., a Delaware corporation ("TPC Whitewater"), are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Whitewater as set forth in Whitewater's partnership agreement.

Funding

   LS Power Funding Corporation ("Funding") was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Power Plants. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

   The Senior Secured Bonds are the following:

     7.19% Senior Secured Bonds Due 2010, Series A
      of LS Power Funding Corporation
     8.08% Senior Secured Bonds Due 2016, Series A of LS Power Funding Corporation

   The First Mortgage Bonds are the following:

     7.19% First Mortgage Bonds of LSP-Cottage Grove, L.P.
     8.08% First Mortgage Bonds of LSP-Cottage Grove, L.P.
     7.19% First Mortgage Bonds of LSP-Whitewater Limited Partnership 8.08% First Mortgage Bonds of LSP-Whitewater Limited Partnership

   Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding.

THE POWER PLANTS

The Cottage Grove Power Plant

   The Cottage Grove Power Plant will be a dispatchable, combined-cycle natural gas-fired (with fuel oil back-up) cogeneration facility designed to generate approximately 245 megawatts of electrical capacity measured at summer conditions, and 262 megawatts of electrical capacity measured at winter conditions, with a maximum of 190,000 pounds per hour of steam. The Cottage Grove Power Plant will be a "topping-cycle cogeneration facility", which means that when the power plant is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to its steam purchaser. The Cottage Grove Power Plant is scheduled to commence commercial operation by May 31, 1997 and will consist of a single combustion turbine-generator unit, a heat recovery steam generator, a steam turbine-generator unit, auxiliary boilers, and all required buildings and accessory equipment. The auxiliary boilers will be used to provide steam to the Minnesota Mining and Manufacturing Company's ("3M") Cottage Grove facility, Cottage Grove's steam purchaser, when the Cottage Grove Power Plant is off-line. The Cottage Grove Power Plant will not produce operating revenues until commencement of commercial operation.

   All of the electric capacity and energy generated by the Cottage Grove Power Plant will be sold to Northern States Power Company ("NSP" or, as the context requires, the "Power Purchaser") under a 30-year power purchase agreement. The thermal energy generated by the Cottage Grove Power Plant will be sold in the form of steam to 3M under a 30-year steam supply agreement. Natural gas for the Cottage Grove Power Plant will be purchased pursuant to 20-year contracts with Natural Gas Clearinghouse ("NGC") and Aquila Energy Marketing Corporation ("Aquila"), a subsidiary of UtiliCorp United Inc. ("UtiliCorp"). Interstate gas transportation will be provided by Northern Natural Gas Company ("Northern Natural") and local gas transportation will be provided by Peoples Natural Gas Company ("Peoples"), a division of UtiliCorp, each pursuant to a 20-year contract subject to a 10-year renewal option. Northern Natural will additionally provide gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Cottage Grove Power Plant is designed to operate as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder.

The Whitewater Power Plant

   The Whitewater Power Plant will be a dispatchable, combined-cycle natural gas-fired (with fuel oil back-up) cogeneration facility designed to generate approximately 245 megawatts of electrical capacity measured at summer conditions and 262 megawatts of electrical capacity measured at winter conditions, with a maximum of 190,000 pounds per hour of steam. The Whitewater Power Plant will be a "topping-cycle cogeneration facility". The Whitewater Power Plant is scheduled to commence commercial operation by June 1, 1997 and will consist of a single combustion turbine-generator unit, a heat recovery steam generator, a steam turbine-generator unit, auxiliary boilers, and all required buildings and accessory equipment. The auxiliary boilers will be used to provide thermal energy to Whitewater's thermal energy purchasers when the Whitewater Power Plant is off-line. The Whitewater Power Plant will not produce operating revenues until commencement of commercial operation.

   Whitewater will sell up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Power Plant to Wisconsin
Electric Power Company ("WEPCO" or, as the context requires, the "Power Purchaser") pursuant to a power purchase agreement terminating on May 31, 2022 with two five-year renewal options. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy which is not dispatched by WEPCO. The thermal energy generated by the Whitewater Power Plant will be provided in the form of steam to the University of Wisconsin-Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by Whitewater and located adjacent to the Whitewater Power Plant. Natural gas for the Power Plant will be purchased pursuant to 20-year contracts with NGC and Aquila. Interstate gas transportation will be provided by Northern Natural pursuant to a 20-year contract subject to a 10-year renewal option, and local gas transportation will be provided by Wisconsin Natural Gas Company ("WNG") pursuant to a 25-year contract with two five-year renewal options. Additionally, Northern Natural will provide gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Whitewater Power Plant is designed to operate as a QF under PURPA and the regulations promulgated thereunder.

CONSTRUCTION

The Cottage Grove Power Plant

   The Cottage Grove Power Plant is being constructed by Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor") pursuant to a turnkey construction contract (the "Cottage Grove Construction Contract").
Westinghouse Electric has agreed to complete the construction and start-up of the Power Plant to specified performance levels within 23 months of commencing work (unless such time period is adjusted in accordance with the construction contract). Westinghouse began construction of the Cottage Grove Power Plant on June 30, 1995. As of December 31, 1996, engineering, procurement and construction was estimated to be 86% complete.

The Whitewater Power Plant

   The Whitewater Power Plant is being constructed by Westinghouse Electric pursuant to a turnkey construction contract (the "Whitewater Construction Contract" and, together with the Cottage Grove Construction Contract, the "Construction Contracts"). Westinghouse Electric has agreed to complete the construction and start-up of the Power Plant to specified performance levels within 23 months of commencing work (unless such time period is adjusted in accordance with the construction contract). Westinghouse began construction of the Whitewater Power Plant on June 30, 1995. As of December 31, 1996, engineering, procurement and construction was estimated to be 91% complete.

Greenhouse

   Whitewater has entered into a construction contract (the "Dominion Construction Contract") with Dominion under which Dominion is required to design, engineer, procure, interconnect, construct and start-up a greenhouse (the "Greenhouse") adjacent to the Whitewater site, as well as perform certain other obligations. The contract price to be paid by Whitewater will be equal to Dominion's cost of labor, insurance, materials and equipment plus Dominion's mark-up thereon. The Dominion Construction Contract established a 19-month construction schedule for the Greenhouse. Dominion was given notice to proceed with procurement and construction on July 11, 1995. As of December
31, 1996, engineering and construction was estimated to be 90% complete.

General

   As with any major construction effort, construction of the Power Plants and the Greenhouse involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of the Contractor, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Power Plants or the Greenhouse.


PROJECT MANAGEMENT

   LS Power provides certain management and administration services to the Partnerships, including supervision of the Contractor and the Operator, pursuant to management services agreements with the Partnerships and the General Partners. See Part III, Item 13 - "Certain Relationships and Related Transactions".


OPERATIONS AND MAINTENANCE

Operations and Maintenance Agreements

   Each of the Cottage Grove and Whitewater Power Plants will be operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements" ). Under each O&M Agreement, Westinghouse Services is required to provide certain services during the pre-operational phase of the related Power Plant as well as services following commercial operation. As compensation for its services, Westinghouse Services will be reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Power Plant and will receive (i) a fixed monthly fee during the pre-operational phase of


                                    5
such Power Plant and (ii) an annual management fee during the operational years of such Power Plant. The Partnerships will contract directly with certain subcontractors for materials and services which are outside the scope of Westinghouse Service's obligations under the O&M Agreements, including major maintenance of the Power Plants. Westinghouse Services will also be subject to an annual performance bonus or penalty payment depending on each Power Plant's availability relative to certain performance criteria reflecting aspects of similar criteria contained in the Power Purchase Agreements. Furthermore, Westinghouse Services is subject to a penalty payment depending upon each Power Plant's ability to produce an uninterrupted supply of thermal energy.

Parts Agreements

   Cottage Grove and Whitewater have each entered into a parts agreement
(a "Parts Agreement" and collectively, the "Parts Agreements") with Westinghouse Electric. Under each Parts Agreement, Westinghouse Electric will provide a spare set of certain major combustion turbine parts (including combustors, fuel nozzles, transitions, turbine blades and vanes and various other items), as well as repair or replace specified parts during certain scheduled and unscheduled outages of the related Power Plant. Pursuant to each Parts Agreement, Westinghouse Electric is paid an annual fee for 12 years. In addition, Westinghouse Electric will provide certain Westinghouse Electric parts at a discount from the list price for the life of the related Power Plant as well as repair certain parts at cost plus a certain percentage markup for the duration of the financing of such Power Plant.

Greenhouse

   Whitewater previously entered into a lease agreement (the "Dominion Lease") with Dominion Growers/Whitewater, L.C. ("Dominion"). Under the Dominion Lease, Whitewater agreed to lease to Dominion the Greenhouse and an approximate 38-acre parcel of land upon which the Greenhouse is being constructed. The Dominion Lease was to commence upon substantial completion of construction of the Greenhouse and expire on the later of (i) the 25th anniversary of the Whitewater Commercial Operations Date, and (ii) May 31, 2022.

   Due to changed circumstances occurring in 1996, Whitewater and Dominion have agreed to terminate the Dominion Lease and the related hot water supply agreement with Dominion. To replace these Dominion arrangements, Whitewater will enter into an operational services agreement (the "Greenhouse Operational Services Agreement") with FloriCulture, Inc. ("FloriCulture"), an affiliate of Whitewater, which will operate the Greenhouse for the benefit of Whitewater.

   Under the terms of the Greenhouse Operational Services Agreement, FloriCulture will be required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse facility. As compensation for its services, FloriCulture will be reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse facility, and will receive an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.


SALE OF CAPACITY AND ELECTRICITY

Cottage Grove

   Cottage Grove, as seller, and NSP, as purchaser, have entered into a power purchase agreement, dated May 9, 1994 (the "Cottage Grove Power Purchase Agreement"). Under and subject to the terms of the Cottage Grove Power Purchase Agreement, NSP is obligated to purchase electric capacity made available to it and associated energy which NSP chooses to dispatch from Cottage Grove beginning on the date the Cottage Grove Power Plant achieves commercial operations (the "Cottage Grove Commercial Operations Date"), scheduled to occur by May 31, 1997 and extending for 30 years after the Cottage Grove Commercial Operations Date.

   Payments by NSP to Cottage Grove under the Cottage Grove Power Purchase Agreement will consist of (i) capacity payments and (ii) energy payments. The capacity payments to be made by NSP are based on the Power Plant's tested capacity and availability, and have three components: one rate component based on a fixed schedule and two rate components that escalate in accordance with changes in published indices. NSP is required to make capacity payments to Cottage Grove on a monthly basis for electric capacity made available to NSP, regardless of the level of dispatch. Capacity payments from NSP are subject to adjustment on the basis of performance-based factors which reflect the


                                    6
Cottage Grove Power Plant's semi-annually tested capacity and its rolling 12-month average and on-peak availability. Capacity payments are also adjusted for transmission losses or gains relative to a reference plant (the "Capacity Loss Factor").

   Under the Cottage Grove Power Purchase Agreement, NSP has full dispatch discretion over energy to be delivered by the Cottage Grove Power Plant subject to certain agreed dispatch parameters. This offers NSP the flexibility to call upon the Cottage Grove Power Plant to deliver energy when it is the lowest cost unused variable energy source available to NSP. There is no contractual minimum amount of energy that NSP must purchase from Cottage Grove.

   Energy payments for energy delivered by the Cottage Grove Power Plant will vary in accordance with a published monthly spot natural gas index or, in case of dispatch in excess of 16 hours per day, with the Cottage Grove Power Plant's actual fuel costs. The prices that Cottage Grove will pay for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly spot natural gas index as the related variable energy rate contained in the Cottage Grove Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Cottage Grove's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Cottage Grove Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

   The Cottage Grove Power Purchase Agreement establishes target dates for certain pre-completion milestones as well as a May 1, 1997 target date for the Cottage Grove Commercial Operations Date. The commercial operation target date may be extended on a monthly basis for up to 26 months by Cottage Grove subject to payment by Cottage Grove of an extension fee for each month which occurs after May 31, 1997 (although no extension fee is payable for up to 270 days of force majeure delay). The Cottage Grove Commercial Operations Date cannot occur until certain plant tests and requirements are satisfied and in any case cannot occur prior to April 1, 1997. Failure to achieve commercial operation on or prior to the extended target date constitutes a default by Cottage Grove entitling NSP the right to terminate the Cottage Grove Power Purchase Agreement.

   Following the 10th anniversary of the Cottage Grove Commercial Operations Date, if NSP fails to obtain or is denied authorization by any governmental authority having jurisdiction over NSP's retail rates and charges, granting it the right to recover from its customers any payments made to Cottage Grove under the Cottage Grove Power Purchase Agreement, any such disallowance will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at 8.7 percent per annum. Within 30 days after Cottage Grove's First Mortgage Bonds have been fully retired, NSP may begin reducing payments to Cottage Grove to (i) ensure the payments are in-line with Minnesota Public Utility Commission rates and (ii) begin amortizing the balance in the tracking account. Should NSP exercise its right to reduce payments, the maximum reduction is 75 percent of the payment otherwise due for the period.

Whitewater

   Whitewater, as seller, and WEPCO, as purchaser, have entered into a power purchase agreement dated as of December 21, 1993 (as amended, the "Whitewater Power Purchase Agreement"). Under and subject to the terms of the Whitewater Power Purchase Agreement, WEPCO is obligated to purchase the electric capacity made available to it up to 236.5 megawatts and associated energy which WEPCO chooses to dispatch beginning on the date the Whitewater Power Plant achieves commercial operations (the "Whitewater Commercial Operations Date", and collectively with the Cottage Grove Commercial Operations Date, the "Commercial Operations Dates"), scheduled to occur on June 1, 1997 and extending through May 31, 2022.

   Payments by WEPCO to Whitewater under the Whitewater Power Purchase Agreement will consist of (i) capacity payments and (ii) energy payments. The capacity payments made by WEPCO are based on the Power Plant's tested capacity and availability and have three rate components: a rate component based on a fixed schedule, a fixed operation and maintenance rate component escalating in accordance with changes in a published index, and a fixed gas transport rate component escalating in a similar manner. WEPCO is required to make capacity payments to Whitewater on a monthly basis for electric generating capacity made available to WEPCO, regardless of the amount of electric energy actually dispatched. Capacity payments from WEPCO are subject to adjustment on the basis of performance-based factors which reflect the Whitewater Power Plant's semi-annually tested capacity and average and on-peak availability for the preceding contract year.


                                    7
   Under the Whitewater Power Purchase Agreement, WEPCO has full dispatch discretion over energy to be delivered by the Whitewater Power Plant subject to certain agreed dispatch parameters. This offers WEPCO the flexibility to call upon the Whitewater Power Plant to deliver energy when it is the lowest cost unused variable energy source available to WEPCO. There is no contractual minimum amount of energy that WEPCO must purchase from Whitewater.

   Energy payments for energy delivered by the Whitewater Power Plant vary in accordance with a published monthly spot natural gas index or with the Whitewater Power Plant's actual fuel costs. The prices that Whitewater will pay for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly spot natural gas index as the related variable energy rate contained in the Whitewater Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Whitewater's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Whitewater Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

   The Whitewater Power Purchase Agreement provides a milestone date of June 1, 1997 for the commercial operation of the Whitewater Power Plant. This milestone is subject to extension (i) for reasons of force majeure up to 12 months plus the remaining unused milestone extension applicable to the preconstruction milestones, (ii) for certain reasons relating to the litigation contesting the Wisconsin Public Service Commission's ("Wisconsin PSC") selection of Whitewater, and (iii) for any reason up to the amount of unused milestone extensions applicable to the preconstruction milestones. Any extension not resulting from force majeure or the PSC litigation requires Whitewater to pay an extension fee. Except as permitted by a litigation delay, the commercial operation of the Power Plant may not be extended beyond June 1, 1999. Notwithstanding an extension of the milestone for commercial operation, if commercial operation is delayed beyond June 1, 1997 for any reason other than a litigation delay, Whitewater is obligated to compensate WEPCO for the incremental cost of replacement power. Certain force majeure events may provide partial relief from this requirement. Commercial operation of the Whitewater Power Plant may not occur until it has been substantially completed and tested in accordance with procedures set forth in the Whitewater Power Purchase Agreement. A failure to achieve commercial operation on or before June 1, 1999, except to the extent resulting from the PSC litigation, will provide WEPCO the right to terminate the Whitewater Power Purchase Agreement.

   Subject to certain limitations, the capacity payments from WEPCO may be reduced to the extent that WEPCO's senior debt instruments are downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of WEPCO's long term power purchase obligations under the Whitewater Power Purchase Agreement. So long as Whitewater's First Mortgage Bonds are outstanding, the reduction may not exceed the level necessary to cause Whitewater's debt service coverage ratio to be less than
1.4 in any month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After Whitewater's First Mortgage Bonds have been repaid, the reduction may not exceed 50 percent of the Power Plant's revenues minus expenses. Reductions precluded by application of the above limitations are accumulated in a tracking account with interest accruing at the base or prime lending rate set from time to time by The Chase Manhattan Bank, N.A. or its successor. Tracking account balances are to be repaid when possible, subject to the limitations described above, or may be applied to WEPCO's purchase of the Whitewater Power Plant at the expiration of the Whitewater Power Purchase Agreement.

   In the event that at any time WEPCO is denied rate recovery from its customers of any payment to be made to Whitewater under the Whitewater Power Purchase Agreement by an applicable regulatory authority, WEPCO's payments to Whitewater may be correspondingly reduced, subject to certain limitations. While Whitewater's First Mortgage Bonds are outstanding, the capacity payments may be reduced by the annual regulatory disallowance provided that the reduction may not cause Whitewater's debt service coverage ratio to be less than 1.4 in any month calculated on a rolling average of the four fiscal quarters preceding the proposed adjustment. After Whitewater's First Mortgage Bonds are repaid, reductions may not exceed 50 percent of the Whitewater Power Plant's revenues minus expenses. Reductions precluded by these restrictions are accumulated in a tracking account with repayment subject to the same provisions as for bond downgrading adjustments discussed above.

Qualifying Facility Status

   The Cottage Grove Power Plant and the Whitewater Power Plant are each certified as a QF under PURPA and the regulations of the Federal Energy Regulatory Commission ("FERC") promulgated thereunder. Each Partnership has


                                    8
additionally self-certified its respective Power Plant as a QF to reflect updates to the configuration of its Power Plant since the original FERC QF certification orders. Additionally, on May 9, 1996, Cottage Grove's application for recertification of QF status to cover certain changes to the ownership of Cottage Grove and certain additional changes in the Power Plant configuration was granted by the FERC. While loss of QF status does not result in a default under the Power Purchase Agreements, it can result in a reduction in payments under the Cottage Grove Power Purchase Agreement to the lower of FERC approved rates or the contract rates, or under the Whitewater Power Purchase Agreement to the lower of FERC approved rates or rates reflecting a five percent discount from the capacity component of the contract rates. Under its respective Power Purchase Agreement, each Partnership may regain full contract rates if it regains QF status that has been lost. In addition, a loss of QF status will cause the rates and certain organizational and financial affairs of the affected Partnership to become subject to regulation by the FERC, possibly result in both Partnerships to become regulated under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and to the extent not preempted by the Federal Power Act, as amended ("FPA"), fall within the jurisdiction of the applicable state public utility commission.

Merger of NSP and Wisconsin Energy Corporation

   Wisconsin Energy Corporation, the parent company of WEPCO, and NSP have announced a proposed merger, the closing of which is subject to certain regulatory approvals. The Partnerships do not expect the consummation of the merger to have any material impact on the ability of either WEPCO or NSP to fully perform its obligations under its respective Power Purchase Agreement.


THERMAL ENERGY SALES

The Cottage Grove Power Plant

   Cottage Grove has entered into a steam supply agreement, as amended, with 3M (the "3M Thermal Energy Agreement"), which provides for Cottage Grove to supply the steam requirements of 3M's manufacturing plant in Cottage Grove, Minnesota. The Cottage Grove Power Plant will be capable of delivering up to 190,000 pounds of steam per hour through its cogeneration process and, alternatively, up to 160,000 pounds of steam per hour in the aggregate through two auxiliary steam generators (the "Auxiliary Boilers") which will be used when NSP has not dispatched the Power Plant or when the cogeneration process is otherwise unavailable. Steam from the Cottage Grove Power Plant is intended to replace steam which is currently generated by 3M's coal-fired boilers. The term of the 3M Thermal Energy Agreement extends for an initial period of 30 years from the date upon which the first deliveries of steam are made, which term may be extended upon terms and conditions mutually satisfactory to Cottage Grove and 3M.

   The 3M Thermal Energy Agreement obligates Cottage Grove to supply all of 3M's steam requirements up to a maximum of 664 million pounds of steam annually at a rate not to exceed 190,000 pounds per hour when the Cottage Grove Power Plant's cogeneration process is operating and 160,000 pounds per hour when the steam is generated by the Auxiliary Boilers (the "Maximum 3M Purchase Amount"). For the first ten years after Cottage Grove commences steam delivery to 3M, 3M must take and use, at a minimum, the amount of steam necessary to maintain the Cottage Grove Power Plant's status as a QF (the "Minimum 3M Purchase Amount"). Thereafter, if 3M takes less than the Minimum 3M Purchase Amount, Cottage Grove may reduce the Maximum 3M Purchase Amount and sell steam in excess of such reduction to other steam purchasers. In the event Cottage Grove delivers steam which does not conform to the specifications in the 3M Thermal Energy Agreement, Cottage Grove must discontinue such delivery (unless otherwise requested by 3M) and take prompt action to correct such non-conformance at no cost to 3M. The 3M Thermal Energy Agreement also provides that 3M will, in addition to returning the condensate to the Cottage Grove Power Plant, supply a quantity of cooling and potable water anticipated to be sufficient to satisfy the requirements of the Cottage Grove Power Plant and, to the extent consistent with certain governmental permits and regulations, to accept the Cottage Grove Power Plant's wastewater and sanitary wastewater into 3M's existing discharge systems. 3M has the right to reduce the water supply to the Power Plant in the event that it cannot satisfy both its own and Cottage Grove's requirements; however, Cottage Grove has drilled and tested for capacity a back-up well as a reserve in the event of any reasonably anticipated shortfalls in water supply from 3M.

   Cottage Grove is obligated to supply steam to 3M on a non-interruptible basis, except during periods of force majeure, emergency conditions affecting the Cottage Grove Power Plant and periods when 3M is unable to accept steam


                                    9
due to repair or maintenance of its manufacturing plant. In the event of any failure to supply 3M, other than as a result of force majeure or the acts or omissions of 3M, Cottage Grove must reimburse 3M for its incremental costs.

The Whitewater Power Plant

University of Wisconsin-Whitewater

   Whitewater has entered into a steam supply agreement with the Department of Administration of the State of Wisconsin ("DOA"), which provides for Whitewater to supply the steam requirements of UWW (the "UWW Thermal Energy Agreement"). The initial term of the UWW Thermal Energy Agreement runs through June 30, 2005 (the "UWW Initial Term"). The DOA has the option to extend the UWW Initial
Term for up to four extension periods of four years each.

   The UWW Thermal Energy Agreement obligates Whitewater to supply all of
UWW's steam requirements up to a maximum of 350 million pounds of steam annually at a rate not to exceed 100,000 pounds per hour (the "Maximum UWW Purchase Amount"). DOA may also request, and Whitewater must use reasonable efforts to supply, steam in excess of the Maximum UWW Purchase Amount. DOA is not obligated to take any minimum annual or hourly quantity of steam. In the event Whitewater delivers steam that does not conform to the specifications set forth in the UWW Thermal Energy Agreement, Whitewater must discontinue such delivery (unless otherwise requested by DOA) and, at its own cost, take prompt action to correct such non-conformance.

   Whitewater has agreed to reimburse DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. Whitewater has also agreed to pay the annual costs to maintain the back up boiler in a standby mode.

   Whitewater is obligated to supply steam to UWW on a non-interruptible basis, except during periods of force majeure, emergency conditions affecting the Whitewater Power Plant and periods when UWW is unable to accept steam due to necessary repair or maintenance to the UWW steam piping system. In the event of any failure to supply UWW, other than as a result of force majeure or the acts or omissions of UWW, Whitewater must reimburse UWW for its incremental costs.

Greenhouse

   Whitewater previously entered into a hot water supply agreement with Dominion to supply the hot water requirements of the Greenhouse. As discussed above, Whitewater and Dominion have now agreed to terminate this hot water supply agreement and the related lease of the Greenhouse. However, under the terms of the Greenhouse Operational Services Agreement, Whitewater will continue to supply the hot water requirements of the Greenhouse, which are expected to be the same as they would have been under the Dominion arrangements. See Operations and Maintenance; Greenhouse.


GAS SUPPLY

   Each of Cottage Grove and Whitewater has executed gas supply contracts with substantially identical terms, with the exception of volume of gas under contract, which difference is primarily a result of varying contractual requirements in the Cottage Grove and Whitewater Power Purchase Agreements. Specifically, each Partnership has entered into (i) a gas sales contract with NGC, as amended (the "NGC Gas Supply Contracts"), and (ii) a gas sales contract with Aquila, as amended (the "Aquila Gas Supply Contracts," and together with the NGC Gas Supply Contracts, the "Gas Supply Contracts") to collectively service 100 percent of the expected gas requirements of its Power Plant.

   The Aquila Gas Supply Contracts and the NGC Gas Supply Contracts each provide for the sale of up to 17,060 MMBtu per day of gas to Cottage Grove and up to 11,855 MMBtu per day of gas to Whitewater. Under the Gas Supply Contracts, except during periods of force majeure or default by a Partnership, NGC and Aquila (together, the "Gas Suppliers") are required to supply on a firm basis to the point of demarcation between the field zone and the market zone of Northern Natural (the "Demarcation Point"), all gas properly nominated by each Partnership. If the Gas Suppliers fail to deliver properly nominated gas to the Demarcation Point for any reason other than force majeure or a


                                    10
Partnership's failure to pay for past deliveries, Cottage Grove or Whitewater, as the case may be, has the right to buy replacement gas (or fuel oil) from other sources and charge the applicable Gas Supplier for the direct increased cost (including transportation charges), if any, of using such gas or fuel oil.

   Under the Gas Supply Contracts, there are three categories of gas, Tier I Gas, Tier II Gas, and Tier III Gas. Tier I Gas is "baseload" gas, nominated prior to the commencement of each month at a set volume for such month.
Tier II Gas is "TOK-swing" gas, nominated prior to the commencement of each month at a set volume with the ability to reduce daily volumes to reflect daily swings in gas needs at the Power Plants. Tier III Gas is "spot-swing" gas, nominated on a monthly basis (in the case of Aquila) and daily basis (in the case of both NGC and Aquila) to fulfill daily swings in Power Plant requirements not met by Tier I Gas and/or Tier II Gas.

   The price for Tier I Gas is equal to a published price for first-of-the-month spot natural gas delivered to Northern Natural in Texas, Oklahoma and Kansas (the "TOK Price"), plus a percentage fee. The price for Tier II Gas is equal to the TOK Price plus a reservation fee payable on all Tier II volumes nominated, regardless of whether such volumes are actually purchased by such Partnership. The price for Tier III Gas is calculated on a daily cost basis which could vary above or below the first-of-the-month TOK Price. The TOK Price, or, in some circumstances, actual fuel cost is used as the basis for the price payable for variable energy under the Power Purchase Agreements.

   Under the Gas Supply Contracts, the Partnerships are subject to an annual minimum take requirement for Tier I Gas equal to 40 percent of the annualized maximum quantity, with, under the NGC Gas Supply Contracts, one-half of Tier II Gas quantities counting towards the minimum take requirement. The Partnerships may satisfy the minimum take requirements by delivering gas to the Power Plants, taking gas into storage or by remarketing gas to third parties. In the event of two consecutive annual minimum take shortfalls, Aquila has the right to reduce the volumes deliverable under the applicable Aquila Gas Supply Contract. On a monthly basis, Whitewater and Cottage Grove are required to take all Tier I Gas nominated for such month, make other arrangements for the disposition thereof, or pay certain penalties.

   The primary term of each Gas Supply Contract is 20 years beginning with the Commercial Operations Date of the respective Power Plant. Following the end of the primary term, the NGC Gas Supply Contracts may be extended at the Partnership's option for an additional five-year term. The Aquila Gas Supply Contracts extend beyond the primary term on a year-to-year basis, unless affirmatively terminated by one of the parties thereto.

   The Gas Supply Contracts may be terminated prior to expiration in the event the corresponding Power Purchase Agreement is terminated without replacement or in certain other instances of default. Events of default include bankruptcy or insolvency proceedings, legal process against the contract itself, false representations or warranties, unexcused failure to deliver gas, continued failure to pay for gas after suspension of deliveries by the applicable Gas Supplier or any other continued material breach. In addition, the Gas Suppliers have the right to terminate each of the Gas Supply Contracts if the respective Commercial Operations Date does not occur before April 1, 1998.


GAS TRANSPORTATION

The Cottage Grove Power Plant

   Cottage Grove has entered into various gas transportation agreements with Northern Natural (collectively, the "Cottage Grove Northern Transportation Agreements") pursuant to an agreement among Cottage Grove, Northern Natural and Peoples (the "Cottage Grove Letter Agreement"). The Cottage Grove Letter Agreement and the Cottage Grove Northern Transportation Agreements (the "Cottage Grove Northern Agreements") have a term of 20 years, subject to a 10-year option to renew by Cottage Grove, and set forth the terms and conditions under which Northern Natural agrees to transport on both a firm and interruptible basis the gas purchased by Cottage Grove pursuant to the Cottage Grove Gas Supply Contracts. Under the Cottage Grove Northern Agreements, gas will be transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and Peoples (the "Cottage Grove TBS") on a firm basis. Subject to certain restrictions (including minimum and maximum injection and withdrawal rates), the Cottage Grove Northern Agreements also provide firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Power Plant for approximately 29 days.


                                    11
   Cottage Grove has also entered into an agreement with Peoples that provides for the transportation from the Cottage Grove TBS to the Cottage Grove Power Plant of 29,120 MMBtu per day on a firm basis and excess gas required by the Cottage Grove Power Plant on an interruptible basis (the "Peoples Agreement", and together with the Cottage Grove Northern Agreements, the "Cottage Grove Transportation Agreements").

   Under the Cottage Grove Letter Agreement, Peoples agrees to release to Cottage Grove 34,120 MMBtu/day of firm capacity it currently holds on Northern Natural's system for gas transportation under the Cottage Grove Transportation Agreements from the Demarcation Point to the Cottage Grove TBS. Northern Natural has agreed to construct, maintain and own at its expense the Cottage Grove TBS and other facilities necessary to effectuate the services described above. In order to secure its payment obligations under the Cottage Grove Letter Agreement, Cottage Grove is required to obtain a $1,500,000 letter of credit or a guaranty from an investment grade entity.

   The Peoples Agreement provides for the construction of an approximately one mile long pipeline at Peoples' expense from the Cottage Grove TBS to the Cottage Grove Power Plant. The agreement designates Peoples as Cottage Grove's agent with respect to nominations on Northern Natural's system and requires Peoples to sell gas, if available, to Cottage Grove in case of a failure of any of Cottage Grove's supplies under the Cottage Grove Gas Supply Agreements. In addition, the Peoples Agreement provides various balancing services which augment the balancing rights held by Cottage Grove under the Cottage Grove Northern Agreements. For up to 20 days of each "heating period" (i.e., an interval beginning December 1 and extending to the end of the following February) Peoples has the option to retain the gas destined for the Cottage Grove Power Plant for its own use, subject to proper notice and the reimbursement of Cottage Grove for replacement fuel costs. As payment for such option, Cottage Grove receives a monthly payment during the heating period.
In addition, on any day during each heating period on which Cottage Grove nominates a quantity of gas and transportation from the Gas Suppliers and Northern Natural less than 29,120 MMBtu, Peoples may require Cottage Grove to nominate and deliver to Peoples the difference between the quantities actually nominated and 29,120 MMBtu, subject to compliance with Northern Natural's tariffs, agreement between Peoples and NSP and payment to Cottage Grove of its actual cost of gas and gas transportation with respect to such differential quantities.

The Whitewater Power Plant

   Whitewater has entered into various gas transportation agreements with Northern Natural (collectively, the "Whitewater Northern Agreements"). The Whitewater Northern Agreements have a term of 20 years, with a 10-year option to renew by Whitewater, and set forth the terms and conditions under which Northern Natural agrees to transport, on both a firm and interruptible basis, the gas purchased by Whitewater pursuant to the Whitewater Gas Supply Contracts. Under the Whitewater Northern Agreements, gas will be transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and WNG (the "Whitewater TBS") on a firm basis. Subject to certain restrictions (including the minimum and maximum injection and withdrawal rates), the Whitewater Northern Agreements also provide for firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Power Plant for approximately 21 days. Finally, the Whitewater Northern Agreements provide for interruptible storage service at Northern Natural's gas storage facility in the market area, subject to its availability.

   Under the Whitewater Northern Agreements, Northern Natural agrees to provide 30,400 MMBtu/day (the "MDQ") of firm capacity for the transportation of gas from the Demarcation Point to the Whitewater TBS. Northern Natural has also agreed to construct, maintain and own the Whitewater TBS and other facilities necessary to effectuate the services described above. As a contribution towards the cost of these facilities, Whitewater has made a payment to Northern Natural of $2,500,000. In order to secure its payment obligations under the Whitewater Northern Agreements, Whitewater is required to obtain a $1,500,000 letter of credit or a guaranty from an investment grade entity.

   Whitewater has also entered into an agreement with WNG which provides for the transportation of all gas required by the Whitewater Power Plant from the Whitewater TBS to the Whitewater Power Plant (the "WNG Agreement", and together with the Whitewater Northern Agreements, the "Whitewater Transportation Agreements"). The WNG Agreement provides for the construction of an approximately five mile long pipeline from the Whitewater TBS to the Whitewater site. The cost of construction will be paid for by Whitewater, up to a maximum of $1,455,000. The WNG Agreement extends for an initial term of 25 years (with two optional five-year extensions), and provides for the firm transport of the daily and hourly gas requirements of the Whitewater Power Plant.


                                    12
   Whitewater has entered into an agreement, as amended, with Wisconsin Power & Light Company ("WP&L") which provides WP&L with the ability to purchase a portion of Whitewater's daily gas supply and interstate transportation capacity in return for the payment of a monthly fee to Whitewater and reimbursement of Whitewater's incremental costs (the "WP&L Agreement"). The WP&L Agreement permits WP&L to purchase from Whitewater up to 15,000 MMBtu/day of gas and up to 10,400 MMBtu/day of interstate transportation capacity, not to exceed in the aggregate 508,000 MMBtu/year of combined gas and transportation capacity. In exchange, WP&L will pay Whitewater a monthly fee and the incremental costs incurred for replacement gas or fuel oil. The term of the WP&L Agreement commences in 1997 and continues for three years, with an option in favor of WP&L to extend the term for an additional three years.


DEPENDENCE ON THIRD PARTIES

   Each Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its respective Power Plant, a single operator to perform the operation and maintenance of its respective Power Plant and, in the case of the Cottage Grove Power Plant, a single steam purchaser for purchases of thermal energy. In addition, each Partnership has contracted with only two gas companies, Aquila and NGC, to supply the gas requirements of the Power Plants, and has contracted with a single interstate gas transporter, Northern Natural, to transport gas. Any material breach by any one of these parties of their respective obligations to either Partnership could affect the ability of the applicable Partnership to make payments under its First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of a Partnership to make payments to Funding with respect to such Partnership's First Mortgage Bonds. If a project agreement were to be terminated due to a breach of such project agreement, the affected Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.


THE INDEPENDENT POWER MARKET

   Utilities in the United States have been the predominant producers of electric power intended primarily for sale to third parties since the early 1900s; however, the enactment of PURPA removed certain regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities for reasons largely unrelated to the growth of the independent power industry, including advances in generating plant technology and increasingly stringent environmental regulation. As a result, a market for electric power produced by independent power producers unaffiliated with utilities such as the Partnerships has developed in the United States since the enactment of PURPA.

   The Energy Policy Act of 1992 expands certain exemptions previously available only under PURPA and provides for the ability of independent power producers to compete in a non-regulated fashion without having to qualify as QF under PURPA. In addition, over the last several years, various state utility commissions have opened the electrical generation market to competition not only from QFs but to non-QF independent power producers as well as competitive proposals from other utilities and power marketers. These developments have generally required that independent power projects must now be viewed as "least-cost" with such a showing being demonstrated through a competitive procurement process, such as those which resulted in the selection of the Cottage Grove Power Plant and Whitewater Power Plant.


REGULATION

General

   The Partnerships are required to comply with numerous Federal, state and local statutory and regulatory standards and obtain and maintain numerous permits and approvals relating to energy, the environment and other laws required for the operation of the Power Plants. The permits and regulatory approvals that have been issued to the Partnerships contain certain conditions.


                                    13
Failure to satisfy any such conditions or approvals could prevent the completion or operation of either Power Plant and a modification of such conditions could result in additional costs. There can be no assurance that either Power Plant will continue to operate in accordance with the conditions established by the permits or approvals or that the Partnerships or third parties will be able to obtain any outstanding permits required for the completion and operation of the Power Plants. Laws and regulations affecting Funding, the Partnerships and the Power Plants may change during the period in which the Senior Secured Bonds are scheduled to be outstanding, and such changes could adversely affect Funding or the Partnerships. For example, changes in laws or regulations (including but not limited to environmental laws and regulations) could impose more stringent or comprehensive requirements on the operation or maintenance of the Power Plants, resulting in increased compliance costs or the reduction of certain benefits currently available to the Partnerships, or could expose Funding or the Partnerships to liabilities for previous actions taken in compliance with all laws in effect at the time or for actions taken by or conditions caused by unrelated third parties.

PURPA

   PURPA and the regulations promulgated thereunder by FERC provide an electric generating facility with rate and regulatory incentives if the facility is a QF. Under PURPA, a topping-cycle cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year (and first 12 months of operation) which constitutes at least five percent of its total energy output and which is used for industrial commercial, heating or cooling purposes,
(ii) during any calendar year (and first 12 months of operation) the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5 percent of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15 percent of the facility's total energy output, such sum equals or exceeds 45 percent of such total energy input and (iii) the facility is not owned by a person primarily engaged in the generation or sale of electric energy (other than from QFs and other types of exempt facilities) or more than 50 percent owned by an electric utility, electric utility holding company, or a wholly or partially owned subsidiary of an electric utility or an electric utility holding company. PURPA and the regulations promulgated thereunder exempt QFs from PUHCA, most provisions of the FPA and certain state laws relating to rates, and financial and organizational regulations matters of public utilities.

   The Partnerships expect the Power Plants to continue to meet all of the criteria required for designation as QFs under PURPA. If either Power Plant were to fail to meet such criteria, the related Partnership may become subject to regulation as a public utility company or its equivalent under PUHCA, the FPA and state utility laws. Furthermore, as a result of the loss of QF status on one Power Plant, and the possible creation of a holding company, the other Power Plant may lose its QF status due to a violation of PURPA's ownership restrictions.

PUHCA

   PUHCA provides that any corporation, partnership or other entity, or organized group of persons which owns, controls or holds the power to vote 10 percent or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the United States Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless eligible for an exemption or a Commission order declaring it not to be a holding company is issued. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company which is a subsidiary of a registered holding company under PUHCA is subject to financial organizational and rate regulation, including approval by the Commission of its financing transactions.

   The Energy Policy Act of 1992 (the "Policy Act") contains amendments to PUHCA which may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Power Plant loses its status as a QF. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules promulgated by the FERC. Both Whitewater and Cottage Grove were granted exempt wholesale generator status by the FERC on October 17, 1996. Notwithstanding this exemption, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA and the capacity and energy rates, as described below, would have to be approved by FERC.


                                    14
FPA

   Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost-of-service approach or a market-based approach. If a Power Plant were to lose its QF status, the rates set forth in each of the Power Purchase Agreements would have to be filed with FERC and would be subject to review and acceptance by the FERC under the FPA. The Whitewater Power Purchase Agreement provides for a reduction in capacity payment rates in such event to the lower of a five percent discount from the contract rates, or FERC approved rates. The Cottage Grove Power Purchase Agreement provides for Cottage Grove to receive the lower of FERC approved rates or the contract rates.

   The FPA and the FERC's authority thereunder also subject public utilities to various other requirements, including accounting and record-keeping requirements, FERC approval requirements applicable to activities such as selling, leasing or otherwise disposing of certain facilities, FERC approval requirements for mergers, consolidations, acquisitions, the issuance of securities and assumption of liabilities, and certain restrictions regarding affiliations of officers and directors. Upon a loss of QF status, the affected Partnership would become subject to such requirements and although it could make application for specific exemptions, there is no assurance such application would be successful.

State Regulation

   If the Whitewater Power Plant loses its QF status, it would, absent a successful request for exemption, become subject to a wide range of Wisconsin statutes and regulations applicable to Wisconsin public utilities, including the requirement of the approval by the Wisconsin PSC for the issuance of securities and the need to file periodic detailed information on financial and organizational matters.

   The rates charged to Whitewater under the WNG Agreement are subject to approval by the Wisconsin PSC. The criteria for approval by the Wisconsin PSC is related to its determination that such rates are compensatory. If the rates are determined by the Wisconsin PSC to be non-compensatory, and the Wisconsin PSC requires WNG to increase the rates, Whitewater shall be subject to such increased rates.

   Wisconsin law prohibits the granting or transfer of any licenses, permits and franchises to own or operate equipment to produce light, heat or power to any foreign corporation. Local counsel does not believe that the Wisconsin law applies to Whitewater. However, if it is determined that this prohibition does apply, Whitewater's Certificate of Public Convenience and Necessity ("CPCN") could be determined to be invalid. If this were to occur, Whitewater's ability to repay the Whitewater First Mortgage Bonds could be materially delayed or impaired.

   The Whitewater Power Purchase Agreement includes a requirement for the approval of the Whitewater Power Purchase Agreement by the Michigan Public Service Commission. If such approval is not obtained the capacity payments may be reduced in proportion to WEPCO's Michigan electricity sales (approximately 2.5 percent) to the extent WEPCO is unable to recover the applicable portion of the capacity payments from its Michigan customers.

   In the first quarter of 1996, WEPCO sought and received a 5 year moratorium on the filing of capacity contracts in Michigan, thus eliminating this requirement for the Whitewater Power Purchase Agreement for this period. Whitewater has subsequently proposed that the Michigan PSC approval requirement and related capacity reduction provision be deleted by amendment. WEPCO has tentatively agreed to accept this proposal. Payments under the Whitewater Power Purchase Agreement would remain subject to the general regulatory reduction provisions discussed above. See Sale of Capacity and Electricity; Whitewater.

Gas Supply and Transportation

   The gas transportation agreements serving each Power Plant are subject in various respects to the regulatory authority of governmental entities having jurisdiction, including but not limited to (i) for Cottage Grove, the Minnesota Environmental Quality Board ("MEQB"), the Minnesota Department of Natural Resources, the Minnesota Public Utilities Commission and the FERC and
(ii) for Whitewater, the Wisconsin Department of Natural Resources, the Wisconsin PSC and the FERC. Peoples has obtained approval from the MEQB for siting and construction of the pipeline facilities from Northern Natural's existing mainline to the Cottage Grove Power Plant. WNG must obtain approval from the Wisconsin PSC for the rates for transport service under the WNG Agreement for Whitewater. Northern Natural must obtain approval from the FERC for a certificate of public convenience and necessity for the facility


                                    15
construction required by Northern Natural for each Power Plant; such approval has been obtained with respect to Whitewater. If the outstanding required approvals are not granted as anticipated, the Commercial Operations Dates and/or the quality or cost of transport service to the Power Plants and/or the cost to complete construction may be negatively impacted.

   Further, there is no guarantee that changes in regulatory rules or oversight by such agencies would not adversely affect the economics of Cottage Grove and Whitewater or their access to gas supplies. Similarly, modifications to tariff provisions could result in a disallowance of any price discounts existing under the transportation agreements.

Environmental Matters

   As with any facility similar to the Power Plants, the Partnerships are required to comply with a number of statutes and regulations relating to protection of the environment, the public and the safety and health of the personnel operating the Power Plants during the construction and operation of the Power Plants. Such statutes and regulations include: (i) regulation of hazardous materials associated with each Power Plant, (ii) regulation of noise emissions from the Power Plants, (iii) safety and health standards related to Power Plant construction and operation, (iv) regulations requiring certain practices and procedures applicable to the operation of the Power Plants, including permitting requirements that apply to air emissions, process wastewater and stormwater discharges and (v) other environmental protection requirements including, without limitation, emission and discharge standards relating to air and water pollutants, land use regulations, wild life conservation and fuel storage.

   While the Partnerships believe that the use of natural gas provides comparative environmental advantages over other fossil fuel-fired power production technologies, there can be no assurance that environmental or other laws and regulations adopted in the future will not impose significant constraints and increased costs on the Power Plants' operations. In addition, the Partnerships may be liable for the investigation and removal of hazardous materials on the Power Plants' sites even if the Partnerships are not the source of such hazardous materials. Specifically, the Whitewater site boundary is situated approximately one quarter of a mile away from a landfill under which groundwater contamination has been discovered. To the extent that such contamination has reached or reaches the Whitewater Power Plant site, there is a possibility that the Whitewater Power Plant would be responsible for the costs of remediating such contamination from off-site sources that is subsequently identified at the site. There can be no assurance that such remediation costs payable by Whitewater, if any, in connection with such contamination will not have a material adverse effect on the ability of Whitewater to make payments on its First Mortgage Bonds.

   The Partnerships must also comply with certain environmental conditions described in the approval orders issued by the appropriate state and Federal agencies for the Power Plants. Failure to comply with any such statutes, regulations or approvals could have an adverse effect on the Power Plants, including civil or criminal liability, the imposition of cleanup liens, fines, penalties and expenditures of funds to bring the Power Plants into compliance or the loss of authorization to continue to operate.


COMPETITION

   The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of a number of regulated utilities, have entered the non-utility power market. Since the Partnerships have long-term contracts to sell electric generating capacity and energy from the Power Plants, it is not expected that competitive forces will have a significant effect on the business of the Partnership. Nevertheless, each of the Power Purchase Agreements permits the purchasing utility to schedule the respective Power Plant for dispatch on an economic basis, which takes into account the variable cost of electricity to be delivered by the Power Plant compared to the variable cost of electricity available to the purchasing utility from other sources. Accordingly, competitive forces may in the future have some effect on the dispatch levels of the Power Plants.


                                    16
   The FERC and numerous state utility regulatory commission have continued to pursue proceedings to deregulate the generation and sale of electricity. In several states, including Wisconsin and Minnesota, commissions have initiated proceedings to examine or develop methods for making the retail sale of electricity competitive. These proceedings remain at early stages in Wisconsin and Minnesota, and the potential impact of these proceedings on the Projects is unknown at this time.


EMPLOYEES

   Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership has a management services agreement which provides for LS Power to perform management services for each Partnership. See Part III, Item 13 - "Certain Relationships and Related Transactions".


PART I/ITEM 2.  PROPERTIES

Cottage Grove

   Cottage Grove owns a 13 acre tract of land located in the City of Cottage Grove, Washington County, Minnesota, on which the Cottage Grove Power Plant is being constructed.

Whitewater

   Whitewater owns a 35 acre tract of land located in the City of Whitewater, Wisconsin on which the Whitewater Power Plant and the substation for the Power Plant are being constructed (the "Whitewater Site"). Whitewater also owns a 93 acre tract of land, adjacent to the Whitewater Site and located in the City of Whitewater, Wisconsin, on which the Greenhouse is being constructed.


PART I/ITEM 3.  LEGAL PROCEEDINGS

   Neither Funding nor Cottage Grove is a party to any legal proceedings.

Whitewater

   The Wisconsin PSC's decisions regarding the selection of LS Power in the competitive bidding process and the subsequent issuance of Whitewater's CPCN permit were challenged. LS Power and/or Whitewater were parties to the legal proceedings described below in support of the Wisconsin PSC.

Selection Order Litigation

   On November 5, 1993, the Wisconsin PSC issued a joint order in Application of WEPCO Power Company for Authority to Construct and Place a Nominal 210 MW Combined-Cycle Cogeneration Facility (the "Kimberly Project") With Associated Transmission Facilities, located in Outagamie County, and Application of Wisconsin Gas Company for Authority to Construct and Place in Operation a Natural Gas Pipe Line in Outagamie County to Serve WEPCO Power Company's Proposed Kimberly Cogeneration Facility (collectively, the "Selection Order") which resulted in the selection of the Whitewater Power Plant as the winner in a competitive bidding process for a power sales agreement with WEPCO and the right to apply for a CPCN authorizing the construction of the Whitewater Power Plant.

   Shortly after the Wisconsin PSC issued the Selection Order, petitions for judicial review of the Selection Order were filed in the Wisconsin State Circuit Court naming the Wisconsin PSC as respondent and calling into question the selection of the Whitewater Power Plant (the "Selection Order Actions"). Four of these petitions were filed by or on behalf of losing projects in the competition. The fifth petition, by the Citizens Utility Board, was withdrawn early in the proceedings.


                                    17
   The Selection Order Actions were ultimately consolidated in the Court of Dane County. The petitioners sought to vacate the Selection Order and the institution of new proceedings before the Wisconsin PSC to determine who would receive the power purchase agreement with WEPCO.

   On August 25, 1994, the Wisconsin PSC issued an order approving the Whitewater Power Purchase Agreement (the "Approval Order"). From February through September 23, 1994, one losing project filed a series of petitions for judicial review challenging resulting actions by the Wisconsin PSC which culminated in the Approval Order. On October 31, 1994, Circuit Court, Dane County consolidated all such petitions with the Selection Order Actions.

   On March 21, 1995, the Circuit Court, Dane County affirmed the Selection Order in all respects material to the selection of the Whitewater Power Plant. The Circuit Court, Dane County also: (1) affirmed the Wisconsin PSC's approval of Whitewater's contract with WEPCO, and (2) affirmed the Approval Order and the related Wisconsin PSC orders. Only one party, Repap Wisconsin, Inc. ("Repap"), filed an appeal on May 1, 1995 with the Wisconsin Court of Appeals, District 4 (the "Court of Appeals").

   In a decision dated May 23, 1996, the Court of Appeals affirmed the Circuit Court, Dane County's decision in all respects relevant to the Wisconsin PSC's selection of the Whitewater Power Plant as the winning project. Repap subsequently petitioned the Wisconsin Supreme Court requesting further review of the case. This petition was denied by the Wisconsin Supreme Court on July 29, 1996, thus terminating the Selection Order Litigation.

CPCN Ligation

   On March 6, 1995, the Wisconsin PSC issued an order granting Whitewater a CPCN for the Whitewater Power Plant (the "CPCN Order"). Shortly thereafter two petitions for judicial review of the CPCN Order were filed: one in the Circuit Court, Dane County, Repap Wisconsin, Inc. v. Public Service Commission of Wisconsin (filed on April 7, 1995); and one in the Circuit Court, Walworth County, Troy-Hygro, Inc. v. Public Service Commission of Wisconsin (filed on April 6, 1995). The Troy-Hygro petition was withdrawn and dismissed by an order dated May 2, 1995, leaving only the Repap action pending.

   By letter dated September 13, 1995, Repap, LS Power and the Wisconsin PSC stipulated to a stay of the petition pending a decision on Repap's appeal to the Court of Appeals. The stipulated order for stay of proceedings was issued October 19, 1995.

   Following the termination of the Selection Order Litigation, the parties to the CPCN Litigation agreed to dismiss that case with prejudice and an Order for Dismissal was issued on November 4, 1996, thus terminating the CPCN Litigation.


PART I/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


PART II/ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

   There is no established public market for Funding's common stock. The 100 issued and outstanding shares of common stock of Funding, $0.01 par value per share, are owned by the Partnerships. All of the equity in the Partnerships is held by the partners of the Partnerships and, therefore, there is no established public market for the equity of the Partnerships.


PART II/ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data have been taken from the audited financial statements of Funding, Cottage Grove and Whitewater. The information set forth below should be read in conjunction with "Management


                                    18
Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the financial statements and related notes included under
Item 8.

   Since their formation in 1993, the Partnerships have been developing and constructing their respective Power Plants and have generated no operating revenues and expenses. Accordingly, only balance sheet data is presented for the Partnerships.

Statement of Operations Data:
                                                       For the Period from
                              For the Year Ended    June 23, 1995 (inception)
                               December 31, 1996       to December 31, 1995
Funding:
  Interest income                  $25,886,196               $12,943,098
  Interest expense                  25,886,196                12,943,098
  Net income (loss)                $       ---               $       ---

Balance Sheet Data:

   Funding was established on June 23, 1995, while the Partnerships were established on December 14, 1993. Therefore, only four years of data are presented.


                                                December 31,
                               1996          1995         1994       1993
Funding:
   Current assets               $1,000          1,000      N/A        N/A
   Current liabilities             ---            ---      N/A        N/A
   Total assets            332,001,000    332,001,000      N/A        N/A
   Total long-term debt,
    net of current
    maturities             332,000,000    332,000,000      N/A        N/A
   Stockholders' equity          1,000          1,000      N/A        N/A

Cottage Grove:
   Current assets             $103,224         67,956    1,000      1,000
   Current liabilities       5,581,535      5,950,465      ---        ---
   Investments held
    by trustee              28,108,244    111,303,563      ---        ---
   Plant, property and
    equipment              125,596,814     42,719,871      ---        ---
   Total assets            160,582,535    160,951,465    1,000      1,000
   Total long-term debt,
    net of current
    maturities             155,000,000    155,000,000      ---        ---
   Partners' capital             1,000          1,000    1,000      1,000

Whitewater:
   Current assets             $101,689         72,016    1,000      1,000
   Current liabilities      13,616,709      6,249,962      ---        ---
   Investments held
    by trustee              34,414,528    126,688,250      ---        ---
   Plant, property and
    equipment              149,232,431     49,531,408      ---        ---
   Total assets            190,617,709    183,250,962    1,000      1,000
   Total long-term debt,
    net of current
    maturities             177,000,000    177,000,000      ---        ---
   Partners' capital             1,000          1,000    1,000      1,000

PART II/ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

General

   Since their formation in 1993, the Partnerships have been developing and constructing their respective Power Plants and have generated no operating revenues or expenses.

Liquidity and Capital Resources

   The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, each Partnership will receive equity contributions from each of TPC Cottage Grove and TPC Whitewater, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). Each Equity Contribution Amount is supported by an irrevocable direct pay letter of credit for the account of each of Cottage Grove or Whitewater, as the case may be. The net proceeds of the sale of each Partnership's First Mortgage Bonds together with other sources of funds available to such Partnership are being used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of its Power Plant and (ii) maintain a debt service reserve fund as required by certain financing documents, currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively.

   As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the Construction Contracts and any other reasonable contingencies, during construction (the "Contingency Fund"). Upon the issuance of the First Mortgage Bonds on June 30, 1995, the Partnerships deposited $9,841,000 and $10,972,000 to their respective Contingency Fund accounts. At December 31, 1996, the balance of the Contingency Fund accounts were $9,184,531 for Cottage Grove and $10,226,456 for Whitewater.

   In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements.

   In order to provide for the Partnerships' working capital needs, each Partnership has also entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership.

   In the event that the sources of funds described above are insufficient to pay for completion of its Power Plant, each Partnership has the right under the applicable Partnership bond indenture to issue additional senior debt to pay for such completion subject to certain restrictions which include meeting certain debt service coverage ratio tests specified therein and the right to request additional equity contributions from its partners. However, the partners have no obligation to provide additional equity and no assurance can be given that adequate additional funds would be obtainable from these sources at affordable rates in the event of an increase in the cost of completion of a Power Plant over the applicable Partnership's available resources.

   The Partnerships expect that payments from the Power Purchasers under the Power Purchase Agreements shall provide the substantial majority of the revenues of each of the Partnerships. Under and subject to the terms of the Power Purchase Agreements, each Power Purchaser is obligated to purchase electric capacity made available to it and energy which it requests from the related Partnership. With respect to the Cottage Grove Power Plant, such purchases begin on the date when commercial operation begins, which may not occur prior to April 1, 1997, and extend for 30 years. Under the Whitewater Power Purchase Agreement, payments begin on the date when commercial operation begins, which may not occur prior to June 1, 1997, and extend through May 31, 2022. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the Securities and Exchange Commission (the "Commission").


                                    20
   Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Power Plants and are unaffected by levels of dispatch. Each Power Plant's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Power Plant is operating at reduced or degraded capacity at the time of such test, although each Power Plant is permitted a retest subject to certain retest limitations. Also, capacity payments for each Power Plant are subject to rebate or reduction if the respective Power Plant does not maintain certain minimum levels of availability: the Cottage Grove Power Plant must maintain a rolling 12-month average availability of 90 percent and a rolling 12-month on-peak availability of 95 percent, while the Whitewater Power Plant must maintain an annual average and on-peak availability of 90 percent. Finally, under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the Capacity Loss Factor. The Capacity Loss Factor will be determined in accordance with procedures jointly agreed to between Cottage Grove and NSP, and may vary on a year to year basis between a value of
0.92 and 1.02. NSP estimated a 1994 Capacity Loss Factor of 1.0098. A material adverse effect on capacity revenues to Cottage Grove could occur if the Capacity Loss Factor is determined to be materially less than 1.0098 in a particular year. Each Partnership is dependent on capacity payments and other fixed payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

   Energy payments will be paid by NSP and WEPCO on the actual electric energy delivered by each respective Power Plant. The Power Purchase Agreements each provide the Power Purchasers with the contractual right to dispatch the related Power Plant, at full capacity, partial capacity or off-line. The Partnerships' revenues from the sale of electricity could be adversely affected during periods when the Power Plants are dispatched at partial capability or off-line for a significant period of time.

   As with any power generation facility, operation of the Power Plants will involve certain risks, including the performance of a Power Plant below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Power Plant or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Power Plant or significantly increase the expenses of that Power Plant, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and consequently Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Power Plant's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the Power Purchaser to terminate its Power Purchase Agreement.


PART II/ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See financial statements commencing at F-1.


PART II/ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III/ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the General Partners

   Each Partnership Agreement provides that all management functions of the respective Partnership are the responsibility of the General Partner, subject to certain conditions and limitations. All of the stock of each General Partner is owned by Granite, the general partner of which is LS Power. The officers of the General Partner concurrently serve as officers of LS Power.

   The following table sets forth the names and positions of the directors and executive officers of each General Partner. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the board of directors.

             Name                  Age           Officer Position
  Michael Liebelson (Director)      41     Managing Director and Treasurer
  Mikhail Segal (Director)          46     Managing Director and
                                            Assistant Secretary
  Clarence J. Heller                41     Executive Vice President
  Frank E. Hardenbergh              53     Vice President and Secretary
  Greg Stricker                     33     Assistant Treasurer
  Richard L. Taiano (Director)      31     ---

   Michael Liebelson is a co-founder of LS Power and has been a Director of each General Partner and of LS Power since their formation in 1993 and 1990, respectively. Prior to the formation of LS Power, he served for three years as co-head of Commercial Union Energy Corporation ("CU Energy"). At CU Energy, Mr. Liebelson was responsible for co-managing and obtaining funding for the Commercial Union Energy Partnership, L.P. ("CUEP"), an institutional equity fund aimed at the development and financing of independent power projects. Prior to joining CU Energy, Mr. Liebelson worked for Ahlstrom Pyropower Corporation ("Pyropower") where he started and headed Pyropower's energy project development division and directed the development and financing of three projects. Prior to his employment with Pyropower he held various financial and project management positions with Air Products and Chemicals, Inc., and Exxon. Mr. Liebelson holds a B.S. in Chemical Engineering from the University of California at Berkeley and an M.B.A. from the Wharton School of the University of Pennsylvania.

   Mikhail Segal is a co-founder of LS Power and has been a Director of each General Partner and of LS Power since their formation. Prior to the formation of LS Power, Mr. Segal served for three years as co-head of CU Energy. At CU Energy, Mr. Segal was responsible for co-managing and obtaining funding for CUEP. Prior to joining CU Energy, Mr. Segal was President of ENESCO-The
Energy Systems Company ("ENESCO"), a private developer of cogeneration projects. From 1979 to 1985, Mr. Segal was employed by LEMCO Engineers, Inc., an engineering and consulting firm providing services to electric utilities ("LEMCO"), where he held various positions, including General Manager of Power Generation and Systems Planning. Prior to that time, Mr. Segal worked for the Department of Energy in the former Soviet Union. Mr. Segal holds an M.S. in Electrical Engineering from Kharkov Polytech Institute in the former Soviet Union.

   Clarence J. Heller has been a Vice President of LS Power since 1991 and the Executive Vice President since January 1994. Mr. Heller has also served as Vice President of each General Partner since 1994. Mr. Heller is responsible for coordinating all development activities within LS Power including project conceptualization, contract negotiations, environmental permitting, regulatory approvals, and project financing. Prior to joining LS Power, Mr. Heller served as Vice President, Central Region for Y&A Engineers, an electric utility consulting firm. From 1985 to 1987, Mr. Heller held the position of Vice President, Operations of ENESCO and functioned as project manager for the development of a waste coal-fired independent power project. From 1977 to 1985, Mr. Heller served in various management and design capacities at LEMCO, providing transmission system engineering services to electric utilities. Mr. Heller is a registered Professional Engineer with the Missouri Board for Architects, Engineers and Land Surveyors, and holds a B.S. in Electrical Engineering from the University of Missouri-Rolla and an M.B.A. from Washington University.

   Frank E. Hardenbergh is the Vice President, General Counsel and Secretary of LS Power and has been with the company since December 1993. Mr. Hardenbergh also serves as Vice President and Secretary of each General Partner. Prior to joining LS Power, Mr. Hardenbergh served as Senior Vice President, General Counsel and member of the Management Committee of the Commercial Union Capital


                                    22
Group ("CU Capital Group") from 1985 through 1993 with senior business responsibilities in project finance and energy development. Before joining the CU Capital Group, Mr. Hardenbergh was Associate General Counsel of the Commercial Union Insurance Companies assigned to non-insurance operations, including the CU Capital Group. Prior to joining the Commercial Union Insurance Companies, Mr. Hardenbergh was employed at the Boston law firm of Peabody & Arnold. Mr. Hardenbergh holds a J.D. and a B.A. from the University of North Carolina at Chapel Hill.

   Greg Stricker is the Controller and Assistant Treasurer of LS Power and is responsible for the accounting, administrative and financial reporting needs of LS Power. He is a Certified Public Accountant with eleven years of experience in public and private accounting. Mr. Stricker began his career with KPMG Peat Marwick LLP, where he worked for five years and attained the position of Manager. Prior to coming to LS Power, Mr. Stricker held a controller position with the Northern Rockies Cancer Center where his duties included the management of a full accounting department. Mr. Stricker holds a B.S. in Business Administration from Montana State University.

   Richard L. Taiano serves as an independent director of each General Partner. Prior to his appointment, Mr. Taiano had no relationship to either General Partner or its affiliates. Mr. Taiano is an Assistant Vice President of Lord Securities and is responsible for daily cash management and accounting for the special purpose companies managed by the firm. Prior to joining Lord Securities in 1992, Mr. Taiano was with Goldman, Sachs & Co. where he started in 1987 and was an associate in the Controllers Department from 1987 to February, 1995, serving in the London, Tokyo, Hong Kong, and New York offices of the firm.

Directors and Executive Officers of Funding

   The following table sets forth the names and positions of the individuals who will comprise the directors and executive officers of Funding. Directors will be elected annually and each elected director will hold office until a successor is elected. Officers will be chosen from time to time by vote of the board of directors.

           Name                   Age           Officer Position
  Michael Liebelson (Director)     41     Managing Director and Treasurer
  Mikhail Segal (Director)         46     Managing Director and
                                           Assistant Secretary
  Clarence J. Heller               41     Executive Vice President
  Frank E. Hardenbergh             53     Vice President and Secretary
  Greg Stricker                    33     Assistant Treasurer
  Peter H. Sorensen (Director)     37     ---

   Peter H. Sorensen serves as an independent director of Funding. Prior to his appointment, Mr. Sorensen had no relationship to Funding or its affiliates. Mr. Sorensen started with Lord Securities in April, 1986 and currently supervises the administration of the special purpose financing companies managed by the firm. As President of Lord Securities, he assists in the structuring of the related finance programs, oversees all legal and rating agency matters and works on the development of new business. Mr. Sorensen holds a B.S. in Business Administration from Barrington College, R.I.

   For biographical information on each of the above listed persons other than Mr. Sorensen, see "-Directors and Executive Officers of the General Partners" above.


PART III/ITEM 11.  EXECUTIVE COMPENSATION

   None of the officers or directors of Funding or the General Partners have received or, it is anticipated, will receive compensation for their services from Funding or from the General Partners except that Lord Securities is paid a fee for providing the services of Mr. Taiano and Mr. Sorensen. The directors and executive officers of LS Power are compensated by LS Power and are not entitled to any direct compensation from the Partnerships. However, LS Power is paid a management fee and is reimbursed for certain expenses by the Partnerships as described under Part III/Item 13 - "Certain Relationships and Related Transactions".

PART III/ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

   The following information is given with respect to the partnership interest in LSP-Cottage Grove, L.P. held by persons who are beneficial owners of more than 5% of such interests of persons who are partners or executive officers of Cottage Grove.

      Title             Name and Address          Nature of        Percentage
    of Class           of Beneficial Owner        Ownership         Interest
General Partnership
 Interest             LSP-Cottage Grove, Inc.   General Partner         1%
Limited Partnership
 Interest             Granite                   Limited Partner       72.22%*
Limited Partnership
 Interest             TPC Cottage Grove         Limited Partner       26.78%*

* Percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC
  Cottage Grove, Inc., as set forth in the Cottage Grove partnership agreement.

   The following information is given with respect to the partnership interest in LSP-Whitewater Limited Partnership held by persons who are beneficial owners of more than 5% of such interests of persons who are partners or executive officers of Whitewater.

      Title             Name and Address         Nature of        Percentage
    of Class           of Beneficial Owner       Ownership         Interest
General Partnership
 Interest             LSP-Whitewater I, Inc.   General Partner         1%
Limited Partnership
 Interest             Granite                  Limited Partner       73.17%*
Limited Partnership
 Interest             TPC Whitewater           Limited Partner       25.83%*

* Percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Whitewater, Inc., as set forth in the Whitewater partnership agreement.

   Except as specifically provided or required by law, the limited partners of Cottage Grove and Whitewater may not participate in the management or control of the respective Partnerships. Thus, although each General Partner has a 1% interest in its Partnership, it has sole responsibility for the management of such Partnership. All of the outstanding capital stock of each of the General Partners is owned by Granite. LS Power, as general partner of Granite, controls the business affairs of Granite in accordance with Granite's partnership agreement. See Part III/Item 13 - "Certain Relationships and Related Transactions".

   The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding.

    Title            Name and Address          Nature of          Percentage
  of Class          of Beneficial Owner        Ownership           Interest
Common Stock       Cottage Grove               50 shares              50%
Common Stock       Whitewater                  50 shares              50%


PART III/ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Each Partnership believes that, taking into consideration all of their terms and conditions, the transactions with the related parties described below are at least as favorable to it as those which could have been obtained from unrelated parties in arms-length transactions.

   LS Power. LS Power is the developer of the Power Plants and provides certain management services to each Partnership and each General Partner pursuant to management services agreements ("MSA"). Under the MSAs, LS Power manages the business affairs of each Partnership during construction and operation of the related Power Plant and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership pays LS Power as compensation for its services a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars) which fees will be escalated annually beginning on January 1, 1996 pursuant to a rate of change in a consumer-price related index. LS Power is also reimbursed for its reasonable and necessary expenses


                                    24
incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to LS Power under the MSAs are designated as operating expenses under the depositary agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the year ended December 31, 1996, LS Power received payments pursuant to the MSAs of $1,391,147 and $1,391,512 from Cottage Grove and Whitewater, respectively.

   FloriCulture. FloriCulture is a single purpose, wholly-owned subsidiary subsidiary of LS Power formed to operate the Greenhouse for the benefit of Whitewater. Whitewater and FloriCulture will enter into the Greenhouse Operational Services Agreement, whereby FloriCulture will be required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture will be reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse facility, and will receive an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.

   Granite. Granite, a limited partnership among LS Power, Chase Manhattan Capital Corporation and a trust (the "Cogen Trust"), provided the development financing for the Power Plants through June 30, 1995. Granite's costs to develop the Power Plants were financed through loans from Tomen Power Corporation, a California corporation ("Tomen"). These loans were repaid from amounts received by Granite from Cottage Grove and Whitewater on June 30, 1995. On June 30, 1995, Granite received payments for development fees and reimbursement of certain development costs totaling $11,730,000 and $ 12,020,000 from Cottage Grove and Whitewater, respectively. Also, Whitewater reimbursed $140,000 to Granite for purchase of its project site.

   The limited partnership agreement for each of Cottage Grove and Whitewater provides for a distribution to Granite of any construction funds remaining at the time construction of its Power Plant is complete.

   Granite owns 100 percent of the capital stock each of LSP-Cottage Grove, Inc., the general partner of Cottage Grove, and LSP-Whitewater I, Inc, the general partner of Whitewater. LS Power, as general partner of Granite, controls the business affairs of Granite in accordance with Granite's partnership agreement.

   LSP-Cottage Grove, Inc. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and is a wholly-owned subsidiary of Granite. LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of LS Power but do not and will not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to an MSA with LS Power.

   LSP-Whitewater I, Inc. LSP-Whitewater I, Inc. is the general partner of Whitewater and is a wholly-owned subsidiary of Granite. LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of LS Power but do not and will not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to an MSA with LS Power.

   TPC Cottage Grove & TPC Whitewater. TPC Cottage Grove and TPC Whitewater are both wholly-owned subsidiaries of Tomen and were formed for the sole purpose of holding a limited partnership interest in the related Partnership.

Relationship of Funding and the Partnerships

   Each Partnership owns 50 percent of the capital stock of Funding. Each Partnership has designated Funding as its agent for certain purposes including issuing the Senior Secured Bonds. Each Partnership has indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

PART IV/ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K

(a) 1 Financial Statements

   See Index to Financial Statements on page F-1.

(a) 2 Financial Statement Schedules

   All schedules are omitted since the information is not required or because such information is included in the financial statements and notes thereto.

(a) 3 Exhibits

   The exhibits listed on the accompanying Exhibits Index are filed as part of this report.

(b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LS POWER FUNDING CORPORATION


By:   /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director
   Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael S. Liebelson        Managing Director, Treasurer
Michael S. Liebelson             and Director


/s/ Mikhail Segal               Managing Director, Asst. Secretary
Mikhail Segal                    and Director


/s/ Greg L. Stricker            Assistant Treasurer
Greg L. Stricker

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner

By:   /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director
   Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael S. Liebelson         Managing Director, Treasurer
Michael S. Liebelson              and Director


/s/ Mikhail Segal                Managing Director, Asst. Secretary
Mikhail Segal                     and Director


/s/ Greg L. Stricker             Assistant Treasurer
Greg L. Stricker

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner

By:   /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director
   Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael S. Liebelson          Managing Director, Treasurer
Michael S. Liebelson               and Director


/s/ Mikhail Segal                 Managing Director, Asst. Secretary
Mikhail Segal                      and Director


/s/ Greg L. Stricker              Assistant Treasurer
Greg L. Stricker

                    LS Power Funding Corporation
                        LSP-Cottage Grove, L.P.
                  LSP-Whitewater Limited Partnership

                      Financial Statement Index
                                                                     Page
LS POWER FUNDING CORPORATION
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . .  F-2
   Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . .  F-3
   Statements of Operations for the year ended
    December 31, 1996 and for the Period from
    Inception (June 23, 1995) to December 31, 1995 . . . . . . . . .  F-4
   Statements of Changes in Stockholders' Equity
    for the year ended December 31, 1996 and for the
    Period from Inception (June 23, 1995) to December 31, 1995 . . . F-5 Statements of Cash Flows for the year ended
    December 31, 1996 and for the Period from
    Inception (June 23, 1995) to December 31, 1995 . . . . . . . . .  F-6
   Notes to Financial Statements . . . . . . . . . . . . . . . . . .  F-7

LSP-COTTAGE GROVE, L.P.
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . F-10
   Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . F-11
   Statements of Changes in Partners' Capital for the years ended
     December 31, 1996, 1995 and 1994, and the Period from
     Inception (December 14, 1993) to December 31, 1996. . . . . . . F-12
   Statements of Cash Flows for the Period for the years ended
     December 31, 1996, 1995 and 1994, and the Period from
     Inception (December 14, 1993) to December 31, 1996. . . . . . . F-13
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . F-14

LSP-WHITEWATER LIMITED PARTNERSHIP
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . F-20
   Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . F-21
   Statements of Changes in Partners' Capital for the years ended
     December 31, 1996, 1995 and 1994, and the Period from
     Inception (December 14, 1993) to December 31, 1996. . . . . . . F-22
   Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994, and the Period from
     Inception (December 14, 1993) to December 31, 1996. . . . . . . F-23
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . F-24

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LS Power Funding Corporation:

   We have audited the accompanying balance sheets of LS Power Funding Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from inception (June 23, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from inception (June 23, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP
Billings, Montana
February 13, 1997

                    LS POWER FUNDING CORPORATION

                             BALANCE SHEETS



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

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF OPERATIONS


                                                                  Inception
                                               Year Ended      (June 23, 1995)
                                              December 31,     to December 31,
                                                  1996               1995


Interest Income                               $25,886,196        $12,943,098

Interest Expense                               25,886,196         12,943,098

Net Income (Loss)                             $       ---        $       ---


           See accompanying notes to financial statements

                    LS POWER FUNDING CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Year Ended December 31, 1996,
             and the Period from Inception (June 23, 1995)
                         to December 31, 1995



                                                                   Total
                               Common        Additional         Stockholders'
                               Stock       Paid-In Capital         Equity

Sale of Common Stock
 at Inception                    $1              $999               $1,000

Balance, December 31,
 1996 and 1995                   $1              $999               $1,000


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF CASH FLOWS


                                                                 Inception
                                                Year Ended    (June 23, 1995)
                                               December 31,   to December 31,
                                                  1996              1995

Cash Flows From Investing Activities:
 Cash paid for investment
  in First Mortgage Bonds                     $    ---         $(332,000,000)
Cash used in investing activities                  ---          (332,000,000)

Cash Flows From Financing Activities:
 Proceeds from Senior Secured Bonds                ---           332,000,000
 Proceeds from sale of common stock                ---                 1,000
Cash provided by financing activities              ---           332,001,000

Increase in cash                                   ---                 1,000

Cash at beginning of period                      1,000                   ---
Cash at end of period                           $1,000         $       1,000


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION
                     NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

   LS Power Funding Corporation ("Funding") was established on June 23, 1995 as a special purpose funding corporation to issue debt securities in connection with financing construction of two gas fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P.("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct, own, operate and manage the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statements of Cash Flows

   For purposes of reporting cash flows, cash equivalents include short-term investments with original maturities of three months or less.


3.  INVESTMENT IN FIRST MORTGAGE BONDS

   Investment in First Mortgage Bonds consists of the following at December 31, 1996 and 1995:

     7.19% Cottage Grove First Mortgage Bonds
      due June 30, 2010                                        $ 49,278,000
     8.08% Cottage Grove First Mortgage Bonds
      due December 30, 2016                                     105,722,000
     7.19% Whitewater First Mortgage Bonds
      due June 30, 2010                                          56,273,000
     8.08% Whitewater First Mortgage Bonds
      due December 30, 2016                                     120,727,000
                                                               $332,000,000

   The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership.
The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The carrying value approximates market value at December 31, 1996 and 1995.

                   LS POWER FUNDING CORPORATION

   The following are summarized balance sheets of Cottage Grove and Whitewater as of December 31, 1996:

                                            Cottage Grove        Whitewater
   Current assets                            $    103,224       $    101,689
   Investments held by trustee                 28,108,244         34,414,528
   Plant, property and equipment, net         125,596,814        149,232,431
   Debt issuance and financing costs, net       6,773,753          6,868,561
   Other assets                                       500                500
     Total assets                            $160,582,535       $190,617,709

   Current liabilities                       $  5,581,535       $ 13,616,709
   First Mortgage Bonds Payable               155,000,000        177,000,000
   Partners' capital                                1,000              1,000
     Total liabilities and
      partners' capital                      $160,582,535       $190,617,709


4.  SENIOR SECURED BONDS PAYABLE

   Bonds Payable consists of the following at December 31, 1996 and 1995:

     7.19% Senior Secured Bonds due
      June 30, 2010 ("2010 Bonds")                              $105,551,000
     8.08% Senior Secured Bonds due
      December 30, 2016 ("2016 Bonds")                           226,449,000
                                                                $332,000,000

   On June 30, 1995, Funding issued and sold $332,000,000 of Senior Secured Bonds. All of the First Mortgage Bonds issued by Cottage Grove and Whitewater were purchased with the entire proceeds from the Senior Secured Bonds. The repayment terms of the First Mortgage Bonds collectively coincide with those of the Senior Secured Bonds. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. The Senior Secured Bonds collectively have an initial weighted average maturity of approximately 17 years.

   The bonds are secured primarily by a pledge of Funding's investment in the First Mortgage Bonds. Since Funding is a special purpose corporation formed to issue the Senior Secured Bonds, Funding's ability to make payments of principal and interest on the Senior Secured Bonds is entirely dependent on Cottage Grove's and Whitewater's performance of its obligations under its First Mortgage Bonds. The obligations of Cottage Grove and Whitewater under their First Mortgage Bonds are obligations solely of the respective partnerships.

   The trust indenture for the Senior Secured Bonds contains certain covenants including, among others, limitations or restrictions relating to the use of the proceeds of the Senior Secured Bonds, actions with respect to the First Mortgage Bonds, and additional debt other than the Senior Secured Bonds. The trust indenture also describes events of default of the Senior Secured Bonds which include, among others, events involving bankruptcy of Funding and the failure of Cottage Grove and Whitewater to own 100 percent of the capital stock of Funding.

                   LS POWER FUNDING CORPORATION

             NOTES TO FINANCIAL STATEMENTS - (Concluded)


   The effective interest rate on the Senior Secured Bonds approximates Funding's current comparable long-term borrowing rate. Accordingly, the fair value of the Senior Secured Bonds approximates the carrying value at December 31, 1996 and 1995.

                   INDEPENDENT AUDITORS' REPORT

The Partners
LSP-Cottage Grove, L.P.:


   We have audited the accompanying balance sheets of LSP-Cottage Grove, L.P. (a Delaware limited partnership in the development stage) as of December 31, 1996 and 1995 and the related statements of changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996 and the period from inception (December 14, 1993) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P.
(a Delaware limited partnership in the development stage) as of December 31, 1996 and 1995 and changes in its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from inception (December 14, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.




/s/  KPMG PEAT MARWICK LLP
Billings, Montana
February 13, 1997

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                          BALANCE SHEETS



                                                       December 31,
                                                 1996               1995
                              ASSETS

CURRENT ASSETS:
 Cash                                       $    103,224        $     55,030
 Other current assets                                ---              12,926
    Total Current Assets                         103,224              67,956

INVESTMENTS HELD BY TRUSTEE,
 stated at cost which
 approximates market value                    28,108,244         111,303,563

PLANT, PROPERTY AND EQUIPMENT                125,596,814          42,719,871

DEBT ISSUANCE AND FINANCING COSTS,
 net of accumulated amortization
 of $348,386 and $109,215,
 respectively                                  6,773,753           6,859,575

OTHER ASSETS                                         500                 500

   Total Assets                             $160,582,535        $160,951,465


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable        $  5,581,535        $  5,950,465

FIRST MORTGAGE BONDS PAYABLE                 155,000,000         155,000,000

   Total Liabilities                         160,581,535         160,950,465

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                  1,000               1,000

   Total Liabilities and
    Partners' Capital                       $160,582,535        $160,951,465


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

      For the Years Ended December 31, 1996, 1995 and 1994, and the Period from Inception (December 14, 1993) to December 31, 1996


                                                          General
                             Limited Partners             Partner
                        TPC Cottage   Granite Power     LSP-Cottage
                        Grove, Inc.   Partners, L.P.    Grove, Inc.    Total

Capital Contributions
 at Inception             $ ---             $990             $10      $1,000

Balance, December 31,
 1996, 1995 and 1994      $ ---             $990             $10      $1,000


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                      STATEMENTS OF CASH FLOWS


                                                                 December 14,
                                                                     1993
                                                               (Inception) to
                                  Years Ended December 31,       December 31,
                               1996          1995        1994        1996

Cash Flows From
 Investing Activities:
  Acquisition of land
   and improvements       $        ---  $     (97,590)  $  ---  $     (97,590)
  Payments on
   construction
   in progress             (87,156,988)   (40,289,136)     ---   (127,446,124)
  Investments held by
   trustee                         ---   (155,000,000)     ---   (155,000,000)
  Investments drawn for
   construction             87,358,531     47,410,046      ---    134,768,577
  Investment in LS Power
   Funding Corporation             ---           (500)     ---           (500)
Cash provided (used) by
 investing activities          201,543   (147,977,180)     ---   (147,775,637)

Cash Flows From
 Financing Activities:
  Debt issuance and
   financing costs            (153,349)    (6,968,790)     ---     (7,122,139)
  Proceeds from First
   Mortgage Bonds                  ---    155,000,000      ---    155,000,000
  Capital contribution             ---            ---      ---          1,000
Cash provided (used) by
 financing activities         (153,349)   148,031,210      ---    147,878,861

Increase in cash                48,194         54,030      ---        103,224

Cash, beginning of period       55,030          1,000    1,000            ---
Cash, end of period       $    103,224  $      55,030   $1,000  $     103,224


RECONCILIATION OF CHANGES
 IN CONSTRUCTION IN
 PROGRESS
  Increase in total
   construction in
   progress               $(82,876,943) $ (42,622,281)  $  ---  $(125,499,224)
  Amortization of debt
   issuance and
   financing costs             239,171        109,215      ---        348,386
  Interest income on
   investments held
   by trustee               (4,163,212)    (3,713,609)     ---     (7,876,821)
  Decrease (increase) in
   other current assets         12,926        (12,926)     ---            ---
  Increase (decrease) in
   accounts payable           (368,930)     5,950,465      ---      5,581,535
Payments on construction
 in progress              $(87,156,988) $ (40,289,136)  $  ---  $(127,446,124)


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
     (a Delaware Limited Partnership in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

   LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct, own and operate a gas fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Cottage Grove, Minnesota (the "Cottage Grove Project"). The general partner of the Partnership is LSP-Cottage Grove, Inc., a wholly owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite").
LSP-Cottage Grove, Inc. is a one percent general partner of the Partnership. Granite and TPC Cottage Grove, Inc., a Delaware corporation, are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The general partner of Granite is LS Power Corporation ("LS Power"), a Delaware corporation.

 The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Cottage Grove Project and a similar gas fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Project"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership. The investment in Funding is accounted for using the equity method.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The Partnership has been in the development stage since its inception and is not expected to generate any operating revenues until the project achieves commercial operations. As with any new business venture of this size and nature, the ultimate operation of the Cottage Grove Project could be affected by many factors. Construction of the project is expected to be completed in May, 1997.

Construction in Progress

   All development and construction costs incurred are capitalized. Interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, are capitalized during construction. As of December 31, 1996 and 1995, capitalized interest including amortization of debt issuance and financing costs was $10,599,704 and $2,438,319, respectively ($10,251,318 and $2,329,104, respectively, before amortization). Cash paid for interest was $18,128,139 since inception, $12,085,426 for the year ended December 31, 1996 and $6,042,713 for the year ended December 31, 1995.

Debt Issuance and Financing Costs

   The Partnership amortizes deferred debt issuance and financing costs over the term of the related debt using the effective interest method. Accumulated amortization of deferred financing costs is included in interest and capitalized as part of construction in progress in the accompanying financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

             NOTES TO FINANCIAL STATEMENTS - (Continued)


Federal and State Income Taxes

   Since the Partnership is not an income tax paying entity, the accompanying financial statements do not reflect any income tax effects.

Statements of Cash Flows

   For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

Investments Held by Trustee

   Investments held by trustee represent overnight repurchase obligations secured by U.S. Treasury notes. The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. These investments are carried at cost, which approximated market at December 31, 1996 and 1995.

Current Liabilities

   As of December 31, 1996 and 1995, all current liabilities were considered project costs and were eligible for payment from funds held by the trustee.

Use of Estimates

   Management of the Partnership makes a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Impairment and Disposal of Long-lived Assets

   Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. SFAS No. 121 was adopted
January 1, 1996 and did not have an impact on the Partnership's financial position.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

             NOTES TO FINANCIAL STATEMENTS - (Continued)


3.  PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment consists of:
                                                          December 31,
                                                     1996             1995
     Land and improvements                       $     97,590     $    97,590
     Construction in progress                     125,499,224      42,622,281
                                                 $125,596,814     $42,719,871


4.  OTHER ASSETS

   Other Assets represents the cost of the Partnership's 50% equity ownership interest in Funding. The following is summarized financial information for
Funding:

Statement of Operations Data:
                                               For the Year       Inception
                                                  Ended        (June 23, 1995)
                                               December 31,    to December 31,
                                                  1996               1995

   Interest income                             $25,886,196        $12,943,098
   Interest expense                             25,886,196         12,943,098
   Net income (loss)                           $       ---        $       ---

Balance Sheet Data:
                                                                 December 31,
                                                                1996 and 1995
   Current assets                                                $      1,000
   Investment in First Mortgage Bonds                             332,000,000
     Total assets                                                $332,001,000

   Senior Secured Bonds payable                                  $332,000,000
   Stockholders' equity                                                 1,000
     Total liabilities and stockholders' equity                  $332,001,000


5.  FIRST MORTGAGE BONDS PAYABLE

   First Mortgage Bonds Payable consists of the following at December 31, 1996 and 1995:

     7.19% First Mortgage Bonds
      due June 30, 2010 ("2010 Bonds")                           $ 49,278,000
     8.08% First Mortgage Bonds
      due December 30, 2016 ("2016 Bonds")                        105,722,000
                                                                 $155,000,000

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS - (Continued)


   On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. The First Mortgage Bonds collectively have an initial weighted average maturity of approximately 17 years.

   The trust indenture and other financing documents for the First Mortgage Bonds include a number of covenants with which the Partnership must comply. These covenants include, among others, compliance with certain reporting requirements and limitations of activities relating to the bond proceeds, additional debt, new and existing agreements, partnership distributions and other activities. The trust indenture also describes events of default of the First Mortgage Bonds which include, among others, certain events involving bankruptcy of the Partnership and failure to maintain and comply with agreements made by the Partnership.

   The effective interest rate on the First Mortgage Bonds approximates the Partnership's current comparable long-term borrowing rate. Accordingly, the fair value of the First Mortgage Bonds approximates the carrying value at December 31, 1996 and 1995.


6.  CREDIT AGREEMENT

   The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000. The interest rate for loans made under the Credit
Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments will expire on June 30, 2002, with earlier expiration possible should completion of the project not be achieved as scheduled. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from .25 percent to
 .375 percent on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 1996, no working capital loans or letters of credit had been issued under the Credit Agreement.


7.  STATUS OF CONTRACTS

   The Partnership has entered into a 30 year power sales contract with Northern States Power Company ("NSP"). The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by May, 1997. The milestone for the delivery of energy may be extended on a month-to-month basis for up to 26 months for a fee of $266,667 per month. Other milestones may be extended up to an aggregate of 12 months for a fee of $50,000 per month.

   The Partnership has entered into a 30 year thermal energy sales agreement with Minnesota Mining and Manufacturing Company ("3M"). The thermal energy sales agreement provides for the Partnership to supply steam to 3M's manufacturing plant in Cottage Grove, Minnesota.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS - (Continued)


   The Partnership has entered into a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric Corporation ("Westinghouse Electric"). Westinghouse Electric has committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to pay certain liquidated damages in the event of a delay. As of December 31, 1996, engineering, procurement and construction was estimated to be 86% complete and total costs incurred to date under the construction contract were approximately $94,887,000. As with any major construction effort, construction of the Cottage Grove Project involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of Westinghouse Electric, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Cottage Grove Project.

   The Cottage Grove Project will be operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). The term of the operations and maintenance agreement extends for an initial period of seven years. The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

   The Partnership has entered into 20 year gas supply agreements with both Natural Gas Clearing House and Aquila Gas Pipeline Corporation to provide
100% of the Cottage Grove Project's natural gas requirements. The Partnership has also entered into 20 year gas transportation agreements with Northern Natural Company and Peoples Natural Gas Company.

   These and other contracts and activities incident to the ultimate operation of the Cottage Grove Project will require various other commitments and obligations by the Partnership. Additionally, the contracts contain various restrictive covenants which allow the contracted party to terminate the contract upon the occurrence of specified events or, in certain cases, default under other contractual commitments.


8.  DEPENDENCE ON THIRD PARTIES

   The Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its power plant, a single operator to perform the operation and maintenance of its power plant, and a single steam purchaser for purchases of thermal energy. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Power Plant, and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

             NOTES TO FINANCIAL STATEMENTS - (Concluded)


9.  RELATED PARTY TRANSACTIONS

   The initial costs incurred to develop the Cottage Grove Project, consisting principally of site development costs, engineering fees, legal fees, permitting costs, interest and LS Power employee costs, were incurred by Granite. At June 30, 1995, the Partnership paid development fees and reimbursed certain costs totaling approximately $11,730,000 to Granite.
These payments have been capitalized and are included in construction in progress.

   LS Power provides certain management services to the Partnership pursuant to a management services agreement. Under this agreement, LS Power manages the business affairs of the Partnership during construction and operation of the Cottage Grove Project. As compensation for its services, LS Power receives a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees are escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreement. The Partnership paid $1,391,147 and $514,868 to LS Power during the years ended December 31, 1996 and 1995, respectively.


10.  PARTNERS' CAPITAL

   TPC Cottage Grove, Inc. ("TPC"), a Delaware corporation, has agreed to contribute $18,167,000 of equity for the financing of the development, construction and completion of the Cottage Grove Project. TPC will contribute the required amount pursuant to an Equity Contribution Agreement. TPC's equity contribution is supported by an irrevocable direct pay letter of credit. In return for TPC's commitment, TPC received a limited partner interest in the Partnership of approximately 27% and equity commitment fees of $350,000. The exact amount of TPC's interest is subject to adjustment upon completion of construction of the project.

   Profits, losses and distributions will be allocated based on the respective partnership interests. Distributions will be made in accordance with the trust indenture and other financing documents. Such distributions are subject to the prior satisfaction of a number of conditions including, among others, maintenance of required funding levels in various trustee accounts and compliance with minimum levels of current and projected debt service coverage.

                   INDEPENDENT AUDITORS' REPORT

The Partners
LSP-Whitewater Limited Partnership:

   We have audited the accompanying balance sheets of LSP-Whitewater Limited Partnership (Delaware limited partnership in the development stage) as of December 31, 1996 and 1995 and the related statements of changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from inception (December 14, 1993) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership (a Delaware limited partnership in the development stage) as of December 31, 1996 and 1995 and changes in its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from inception (December 14, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP
Billings, Montana
February 13, 1997

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

                            BALANCE SHEETS

                                                        December 31,
                                                  1996               1995
                              ASSETS

CURRENT ASSETS:
 Cash                                        $    101,114        $     71,441
 Other current assets                                 575                 575
    Total Current Assets                          101,689              72,016

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value          34,414,528         126,688,250

PLANT, PROPERTY AND EQUIPMENT                 149,232,431          49,531,408

DEBT ISSUANCE AND FINANCING COSTS, net of
 accumulated amortization of $354,879 and
 $111,303, respectively                         6,868,561           6,958,788

OTHER ASSETS                                          500                 500

   Total Assets                              $190,617,709        $183,250,962


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable         $ 13,616,709        $  6,249,962

FIRST MORTGAGE BONDS PAYABLE                  177,000,000         177,000,000

   Total Liabilities                          190,616,709         183,249,962

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                   1,000               1,000

   Total Liabilities and Partners' Capital   $190,617,709        $183,250,962


         See accompanying notes to financial statements.

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

        For the Years Ended December 31, 1996, 1995 and 1994, and the Period from Inception (December 14, 1993) to December 31, 1996



                                                         General
                             Limited Partners            Partner
                      TPC Whitewater  Granite Power  LSP-Whitewater
                            Inc.      Partners, L.P.     I, Inc.       Total

Capital Contributions
 at Inception              $ ---            $999           $1         $1,000

Balance, December 31,
 1996, 1995 and 1994       $ ---            $999           $1         $1,000


            See accompanying notes to financial statements.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

                        STATEMENTS OF CASH FLOWS


                                                                 December 14,
                                                               1993 (inception)
                                  Years Ended December 31,     to December 31,
                               1996          1995        1994        1996

Cash Flows From
 Investing Activities:
  Acquisition of land
   and improvements      $   (145,765) $  (3,392,516) $    ---  $  (3,538,281)
  Payments on
   construction
   in progress            (96,746,638)   (43,984,101)      ---   (140,730,739)
  Investments held
   by trustee                     ---   (177,000,000)      ---   (177,000,000)
  Investments drawn
   for construction        97,075,425     54,517,649       ---    151,593,074
  Investment in LS Power
   Funding Corporation            ---           (500)      ---           (500)
Cash provided (used)
 in investing activities      183,022   (169,859,468)      ---   (169,676,446)

Cash Flows From
 Financing Activities:
  Debt issuance and
   financing costs           (153,349)    (7,070,091)      ---     (7,223,440)
  Proceeds from First
   Mortgage Bonds                 ---    177,000,000       ---    177,000,000
  Capital contributions           ---            ---       ---          1,000
Cash provided (used)
 in financing activities     (153,349)   169,929,909       ---    169,777,560

Increase in cash               29,673         70,441       ---        101,114

Cash, beginning of period      71,441          1,000     1,000            ---
Cash, end of period      $    101,114  $      71,441    $1,000  $     101,114


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
 Increase in total
  construction in
  progress               $(99,555,258) $ (46,138,892)   $  ---  $(145,694,150)
 Amortization of
  debt issuance
  and financing costs         243,576        111,303       ---        354,879
 Interest income
  on investments held
  by trustee               (4,801,703)    (4,205,899)      ---     (9,007,602)
 Increase in other
  current assets                  ---           (575)      ---           (575)
 Increase in
  accounts payable          7,366,747      6,249,962       ---     13,616,709
Payments on
 construction
 in progress             $(96,746,638) $ (43,984,101) $    ---  $(140,730,739)


            See accompanying notes to financial statements.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

                     NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

   LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct, own and operate a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Whitewater, Wisconsin (the "Whitewater Project"). The general partner of the Partnership is LSP-Whitewater I, Inc., a wholly owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite"). LSP-Whitewater I, Inc. is a one percent general partner of the Partnership. Granite and TPC Whitewater, Inc., a Delaware corporation, are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The general partner of Granite is LS Power Corporation
("LS Power"), a Delaware corporation.

   The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Whitewater Project and a similar gas-fired cogeneration facility to be located in Cottage Grove, Minnesota (the "Cottage Grove Project"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership. The investment in Funding is accounted for using the equity method.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The Partnership has been in the development stage since its inception and is not expected to generate any operating revenues until the project achieves commercial operations. As with any new business venture of this size and nature, the ultimate operation of the Whitewater Project could be affected by many factors. Construction of the project is expected to be completed in May, 1997.

Construction in Progress

   All development and construction costs incurred are capitalized. Interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, are capitalized during construction. As of December 31, 1996 and 1995, capitalized interest including amortization of debt issuance and financing costs was $12,048,433 and $2,805,789, respectively ($11,693,554 and $2,694,486, respectively, before amortization). Cash paid for interest was $20,701,155 since inception, $13,800,770 for the year ended December 31, 1996 and $6,900,385 for the year ended December 31, 1995.

Debt Issuance and Financing Costs

   The Partnership amortizes deferred debt issuance and financing costs over the term of the related debt using the effective interest method. Accumulated amortization of deferred financing costs is included in interest and capitalized as part of construction in progress in the accompanying financial statements.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Continued)


Federal and State Income Taxes

   Since the Partnership is not an income tax paying entity, the accompanying financial statements do not reflect any income tax effects.

Statements of Cash Flows

   For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

Investments Held by Trustee

   Investments held by trustee represent overnight repurchase obligations secured by U.S. Treasury notes. The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. These investments are carried at cost, which approximated market at December 31, 1996 and 1995.

Current Liabilities

   As of December 31, 1996 and 1995, all current liabilities were considered project costs and were eligible for payment from funds held by the trustee.

Use of Estimates

   Management of the Partnership makes a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Impairment and Disposal of Long-lived Assets

   Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. SFAS No. 121 was adopted
January 1, 1996 and did not have an impact on the Partnership's financial position.


3.  PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment consists of:

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                          December 31,
                                                      1996            1995
     Land and improvements                        $  3,538,281    $ 1,391,295
     Deposit for land purchase                             ---      2,001,221
     Construction in progress                      145,694,150     46,138,892
                                                  $149,232,431    $49,531,408

   Deposit for land purchase represented amounts held in an escrow account for the purchase of land on which a portion of a transmission line was constructed. The land purchase was completed in 1996.


4.  OTHER ASSETS

   Other assets represents the cost of the Partnership's 50% equity ownership interest in Funding. The following is summarized financial information for
Funding:

Statement of Operations Data:
                                             For the Year         Inception
                                                Ended          (June 23, 1995)
                                             December 31,      to December 31,
                                                 1996               1995
    Interest income                          $25,886,196         $12,943,098
    Interest expense                          25,886,196          12,943,098
    Net income (loss)                        $       ---         $       ---

Balance Sheet Data:
                                                                December 31,
                                                               1996 and 1995
    Current assets                                              $      1,000
    Investment in First Mortgage Bonds                           332,000,000
      Total assets                                              $332,001,000

    Senior Secured Bonds payable                                $332,000,000
    Stockholders' equity                                               1,000
      Total liabilities and stockholders' equity                $332,001,000


5.  FIRST MORTGAGE BONDS PAYABLE

   First Mortgage Bonds Payable consists of the following at December 31, 1996 and 1995:

     7.19% First Mortgage Bonds
      due June 30, 2010 ("2010 Bonds")                          $  56,273,000
     8.08% First Mortgage Bonds
      due December 30, 2016 ("2016 Bonds")                       $120,727,000
                                                                 $177,000,000

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Continued)


   On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. The First Mortgage Bonds collectively have an initial weighted average maturity of approximately 17 years.

   The trust indenture and other financing documents for the First Mortgage Bonds include a number of covenants with which the Partnership must comply. These covenants include, among others, compliance with certain reporting requirements and limitations of activities relating to the bond proceeds, additional debt, new and existing agreements, partnership distributions and other activities. The trust indenture also describes events of default of the First Mortgage Bonds which include, among others, certain events involving bankruptcy of the Partnership and failure to maintain and comply with agreements made by the Partnership.

   The effective interest rate on the First Mortgage Bonds approximates the Partnership's current comparable long-term borrowing rate. Accordingly, the fair value of the First Mortgage Bonds approximates the carrying value at December 31, 1996 and 1995.


6.  CREDIT AGREEMENT

   The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments will expire on June 30, 2002, with earlier expiration possible should completion of the project not be achieved as scheduled. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from .25 percent to
 .375 percent on the daily average unused amount of the commitment until the Credit Agreement is terminated. A letter of credit with a face amount of $1,455,000 had been issued under the Credit Agreement and was outstanding at December 31, 1995. This letter of credit expired during 1996, and no letters of credit were outstanding under the Credit Agreement at December 31, 1996. For all periods through December 31, 1996, no working capital loans had been made to the Partnership under the Credit Agreement.


7.  STATUS OF CONTRACTS

   The Partnership has entered into a 25 year power sales contract with Wisconsin Electric Power Company ("WEPCO"). The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by June 1997. The milestone for the delivery of energy may be extended on a month-to-month basis for up to 24 months, less extensions of other milestones, for a fee of $50,000 per month. Other milestones may be extended up to an aggregate of 12 months for a fee of $20,000 per month.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Continued)


   The Partnership has entered into a thermal energy sales agreement with the Department of Administration of the State of Wisconsin ("DOA"). The thermal energy sales agreement provides for the Partnership to supply steam to the University of Wisconsin-Whitewater. The initial term of the agreement runs from July 25, 1994 through June 30, 2005. The DOA has the option to extend the agreement for up to four extension periods of four years each.

   The Partnership has entered into a construction contract with Dominion Growers/Whitewater L.C. ("Dominion") under which Dominion is required to design, engineer, procure, interconnect, construct and start-up a greenhouse located adjacent to the Whitewater Project, as well as perform certain other obligations. The contract price to be paid by the Partnership will be equal to Dominion's cost of labor, insurance, materials and equipment plus Dominion's mark-up thereon.

   The Partnership has entered into a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric Corporation ("Westinghouse Electric"). Westinghouse Electric has committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to pay certain liquidated damages in the event of a delay. As of December 31, 1996, engineering, procurement and construction was estimated to be 91% complete and total costs incurred under the construction contract were approximately $107,433,000. As with any major construction effort, construction of the Whitewater Project involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of the Westinghouse Electric, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Whitewater Project.

   The Whitewater Project will be operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). The term of the operations and maintenance agreement extends for an initial period of seven years. The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

   The Partnership has entered into 20 year gas supply agreements with both Natural Gas Clearing House and Aquila Gas Pipeline Corporation to provide 100% of the Whitewater Project's natural gas requirements. The Partnership has also entered into 20 year gas transportation agreements with Northern Natural Gas Company and Wisconsin Natural Gas Company.

   These and other contracts and activities incident to the ultimate operation of the Whitewater Project would require various other commitments and obligations by the Partnership. Additionally, the contracts contain various restrictive covenants which allow the contracted party to terminate the contract upon the occurrence of specified events or, in certain cases, default under other contractual commitments.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Continued)


8.  DEPENDENCE ON THIRD PARTIES

   The Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its power plant, and a single operator to perform the operation and maintenance of its power plant. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Power Plant, and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.


9.  RELATED PARTY TRANSACTIONS

   The initial costs incurred to develop the Whitewater Project, consisting principally of site acquisition and development costs, engineering fees, legal fees, permitting costs, interest and LS Power employee and office costs, were incurred by Granite. At June 30, 1995, the Partnership reimbursed $140,000 to Granite for purchase of the project site. Also, at June 30, 1995, the Partnership paid development fees and reimbursed certain costs totaling approximately $12,020,000 to Granite. These payments have been capitalized and are included in land and improvements and construction in progress, respectively.

   LS Power provides certain management services to the Partnership pursuant to a management services agreement. Under this agreement, LS Power manages the business affairs of the Partnership during construction and operation of the Whitewater Project. As compensation for its services, LS Power receives a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees are escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreement. The Partnership paid $1,391,512 and $544,144 to LS Power during the years ended December 31, 1996 and 1995, respectively.


10.  PARTNERS' CAPITAL

   TPC Whitewater, Inc. ("TPC"), a Delaware corporation, has agreed to contribute $20,556,000 of equity for the financing of the development, construction and completion of the Whitewater Project. TPC will contribute the required amount pursuant to an Equity Contribution Agreement. TPC's equity contribution is supported by an irrevocable direct pay letter of credit. In return for TPC's commitment, TPC received a limited partner interest in the Partnership of approximately 26% and equity commitment fees of $350,000. The exact amount of TPC's interest is subject to adjustment upon completion of construction of the project.

   Profits, losses and distributions will be allocated based on the respective partnership interests. Distributions will be made in accordance with the trust indenture and other financing documents. Such distributions are subject to the prior satisfaction of a number of conditions including, among others, maintenance of required funding levels in various trustee accounts and compliance with minimum levels of current and projected debt service coverage.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

               NOTES TO FINANCIAL STATEMENTS - (Concluded)


11.  LEGAL PROCEEDINGS

   A series of decisions of the Wisconsin Public Service Commission ("WPSC") selecting the Whitewater Project and approving the power sales contract were challenged (the "Selection Order Litigation"). The WPSC's order granting the Whitewater Project a Certificate of Public Convenience and Necessity ("CPCN") was also challenged (the "CPCN Litigation").

   In the Selection Order Litigation, the decisions of the WPSC were affirmed by the Circuit Court, Dane County and by the Wisconsin Court of Appeals, District 4 in all respects relevant to the WPSC's selection of the Whitewater Project. A subsequent petition to the Wisconsin Supreme Court requesting further review of the case was denied by the Wisconsin Supreme Court on July 29, 1996, thus terminating the Selection Order Litigation.

   Following the termination of the Selection Order Litigation, the parties to the CPCN Litigation agreed to dismiss that case with prejudice and an Order for Dismissal was issued on November 4, 1996, thus terminating the CPCN Litigation.

                      LS Power Funding Corporation
                          LSP-Cottage Grove, L.P.
                    LSP-Whitewater Limited Partnership

                             Exhibits Index


Exhibit No.                   Description

*3.1.      --    Certificate of Incorporation of LS Power Funding Corporation.

*3.2.      --    Bylaws of LS Power Funding Corporation.

*3.3.      --    Certificated of Limited Partnership of LSP-Cottage Grove, L.P.

*3.4.      --    Amended and Restated Partnership Agreement dated as of
                 June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power
                 Partners, L.P. and TPC Cottage Grove, Inc.

*3.5.      --    Certificate of Limited Partnership of LSP-Whitewater Limited
                 Partnership.

*3.6.      --    Amended and Restated Partnership Agreement dated as of
                 June 30, 1995 among LSP-Whitewater I, Inc., Granite Power
                 Partners, L.P. and TPC Whitewater, Inc.

*4.1.      --    Trust Indenture dated as of May 1, 1995 by and among LS Power
                 Funding Corporation and IBJ Schroder Bank & Trust Company, as
                 Trustee, with respect to the Senior Secured Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and
                 IBJ Schroder Bank & Trust Company, as Trustee).

*4.2.      --    Trust Indenture dated as of May 1, 1995 by and among
                 LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust
                 Company, as Trustee, with respect to the Cottage Grove First
                 Mortgage Bonds (as supplemented by the First Supplemental
                 Indenture dated as of May 1, 1995 by and among LSP-Cottage
                 Grove, L.P. and IBJ Schroder Bank & Trust Company, as
                 Trustee).

*4.3.      --    Trust Indenture dated as of May 1, 1995 by and among
                 LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                 Trust Company, as Trustee, with respect to the Whitewater
                 First Mortgage Bonds (as supplemented by the First
                 Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                 Trust Company, as Trustee).

*4.4.      --    Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co.
                 Incorporated, LS Power Funding Corporation, LSP-Cottage
                 Grove, L.P. and LSP-Whitewater Limited Partnership.

*4.5.      --    Form of Senior Secured Bond (included in Exhibit 4.1).

*4.6.      --    Form of Cottage Grove First Mortgage Bond (included in
                 Exhibit 4.2).

*4.7.      --    Form of Whitewater First Mortgage Bond (included in
                 Exhibit 4.3).

Exhibit No.                   Description
LS Power Funding Corporation Agreements

*10.20.    --    Agency Agreement dated May 1, 1995 between LS Power Funding
                 Corporation and LSP-Cottage Grove, L.P.

*10.21.    --    Agency Agreement dated May 1, 1995 between LS Power Funding
                 Corporation and LSP-Whitewater Limited Partnership.

*10.22.    --    Security Agreement (related to Cottage Grove) dated as of
                 May 1, 1995 between LS Power Funding Corporation and IBJ
                 Schroder Bank & Trust Company, as Trustee.

*10.23.    --    Security Agreement (related to Whitewater) dated as of
                 May 1, 1995 between LS Power Funding Corporation and IBJ
                 Schroder Bank & Trust Company, as Trustee.

LSP-Cottage Grove, L.P. Agreements

*10.24.    --    Equity Contribution Agreement dated June 30, 1995 among
                 LSP-Cottage Grove, L.P., TPC Cottage Grove, Inc.  and The
                 Chase Manhattan Bank (National Association), as depositary agent.

*10.25.    --    Collateral Agency and Intercreditor Agreement dated as of
                 May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility
                 Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each
                 Additional Permitted Debt Agent (as defined therein), IBJ
                 Schroder Bank & Trust Company, as trustee, the Other
                 Representatives (as defined therein) and The Chase Manhattan
                 Bank (National Association), as depositary agent, and as collateral agent.

*10.26.    --    Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P. and The Chase Manhattan Bank
                 (National Association), as collateral agent, and as depositary agent.

*10.27.    --    Credit Agreement dated as of May 1, 1995 among LSP-Cottage
                 Grove, L.P., the lenders party thereto and The Chase
                 Manhattan Bank (National Association), as agent.

*10.27.1   --    Instrument of Assignment, Resignation, Appointment,
                 Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association),
                 Dresdner Bank AG, New York and Grand Cayman Branches, and
                 LSP-Cottage Grove, L.P.

*10.27.2   --    Amendment No. 1 to Credit Agreement dated as of December 31,
                 1995 among LSP-Cottage Grove, L.P. and Dresdner Bank AG,
                 New York Branch, as agent.

*10.28.    --    Assignment and Security Agreement dated as of May 1, 1995
                 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.29.    --    Pledge Agreement dated as of May 1, 1995 between LSP-Cottage
                 Grove, L.P. and IBJ Schroder Bank & Trust Company, as trustee.

*10.30.    --    Mortgage, Assignment of Rents, Security Agreement and Fixture
                 Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P.
                 and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of IBJ Schroder Bank &
                 Trust Company, as trustee.

Exhibit No.                   Description
*10.31.    --    Mortgage, Assignment of Rents, Security Agreement and
                 Fixture Filing dated as of May 1, 1995 between LSP-Cottage
                 Grove, L.P. and The Chase Manhattan Bank (National
                 Association), as collateral agent, for the benefit of The
                 Chase Manhattan Bank (National Association), as agent under the Credit Agreement.

*10.32.    --    Subordinated Mortgage, Assignment of Rents, Security
                 Assignment and Fixture Filing dated as of May 1, 1995 by
                 LSP-Cottage Grove, L.P., as mortgagor, and Northern States
                 Power Company, as mortgagee.

*10.33.    --    Subordinated Assignment and Security Agreement dated as of
                 May 1, 1995 between LSP-Cottage Grove, L.P. and Northern
                 States Power Company.

*10.34.    --    Power Purchase Agreement dated as of May 9, 1994 between
                 Northern States Power Company and LSP-Cottage Grove, L.P.

*10.35.    --    Letter Agreement dated December 16, 1994 between Northern
                 States Power Company and LSP-Cottage Grove, L.P.

*10.36.    --    Letter Agreement dated June 1, 1995 between Northern States
                 Power Company and LSP-Cottage Grove, L.P.

*10.37.    --    Letter Agreement dated June 8, 1995 between Northern States
                 Power Company and LSP-Cottage Grove, L.P.

*10.38.    --    Letter Agreement dated June 12, 1995 between Northern States
                 Power Company and LSP-Cottage Grove, L.P.

*10.39.    --    Assignment dated as of November 23, 1994 between Granite
                 Power Partners, L.P. and LSP-Cottage Grove, L.P.

**10.40.   --    Second Amended and Restated Turnkey Construction Agreement
                 dated as of April 11, 1995 between Westinghouse Electric
                 Corporation and LSP-Cottage Grove, L.P.

**10.41.   --    Amended and Restated Operation and Maintenance Agreement
                 dated as of April 11, 1995 between Westinghouse Operating
                 Services Company, Inc. and LSP-Cottage Grove, L.P.

**10.42.   --    Parts Agreement dated as of April 11, 1995 between
                 Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.

*10.43.    --    Management Services Agreement dated as of May 1, 1995
                 between LS Power Corporation and LSP-Cottage Grove, L.P.

*10.44.    --    Second Amended and Restated Steam Supply Agreement dated as of June 19, 1995 between the Minnesota Mining and
                 Manufacturing Company and LSP-Cottage Grove, L.P.

*10.45.    --    Purchase and Sale Agreement dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and
                 LSP-Cottage Grove, L.P.

*10.46.    --    Letter Agreement (land and easement) dated September 30,
                 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P.

Exhibit No.                   Description
*10.47.    --    Letter Agreement (side letter to steam agreement) dated
                 September 30, 1994 between the Minnesota Mining and
                 Manufacturing Company and LSP-Cottage Grove, L.P.

*10.48.    --    Gas Sales Contract dated as of December 22, 1994 between
                 Natural Gas Clearinghouse and LSP-Cottage Grove, L.P.

*10.49.    --    First Amendment to Gas Sales Contract dated as of April 18,
                 1995 between Natural Gas Clearinghouse and LSP-Cottage
                 Grove, L.P.

*10.50.    --    Gas Sales Contract dated as of February 16, 1995 among
                 Aquila Energy Marketing Corporation, UtiliCorp United, Inc.
                 and LSP-Cottage Grove, L.P.

*10.51.    --    First Amendment to Gas Sales Contract dated as of April 26,
                 1995 among Aquila Energy Marketing Corporation, UtiliCorp
                 United, Inc.  and LSP-Cottage Grove, L.P.

*10.52.    --    Amended and Restated Gas Supply Transportation Agreement
                 dated as of May 8, 1995 between Peoples Natural Gas Company and LSP-Cottage Grove, L.P.

*10.53.    --    Amended and Restated Cottage Grove Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company,
                 Peoples Natural Gas Company and LSP-Cottage Grove, L.P.

*10.54.    --    Firm Throughput Service Agreement (Northern Contract #24042)
                 dated April 25, 1995 between Northern Natural Gas Company and
                 LSP-Cottage Grove, L.P.

*10.55.    --    Interruptible Throughput Service Agreement (Northern Contract
                 # 24198) dated April 25, 1995 between Northern Natural Gas
                 Company and LSP-Cottage Grove, L.P.

*10.56.    --    Interruptible Throughput Service Agreement (Northern Contract
                 #24199) dated April 25, 1995 between Northern Natural Gas
                 Company and LSP-Cottage Grove, L.P.

*10.57.    --    Firm Deferred Delivery Service Agreement (Northern Contract
                 #23281) dated as of April 25, 1995 between Northern Natural
                 Gas Company and LSP-Cottage Grove, L.P.

*10.58.    --    Interruptible Deferred Delivery Service Agreement (Northern
                 Contract #24203) dated as of April 25, 1995 between Northern
                 Natural Gas Company and LSP-Cottage Grove, L.P.

*10.59.    --    Letter Agreement dated as of April 21, 1995 between Northern
                 Natural Gas Company and LSP-Cottage Grove, L.P.

*10.60.    --    Limited Warranty Deed granted by Minnesota Mining and
                 Manufacturing Company to LSP-Cottage Grove, L.P. dated June
                 1, 1995.

*10.61.    --    Consent and Agreement dated as of May 1, 1995 among Northern
                 States Power Company, LSP-Cottage Grove, L.P. and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.62.    --    Consent and Agreement dated as of May 1, 1995 among
                 Westinghouse Electric Corporation, LSP-Cottage Grove, L.P.
                 and The Chase Manhattan Bank (National Association), as collateral agent.

Exhibit No.                   Description
*10.63.    --    Consent and Agreement dated as of May 1, 1995 among
                 Westinghouse Operating Services Company, Inc., LSP-Cottage
                 Grove, L.P. and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.64.    --    Consent and Agreement dated as of May 1, 1995 among Minnesota
                 Mining and Manufacturing Company, LSP-Cottage Grove, L.P. and
                 The Chase Manhattan Bank (National Association), as collateral agent.

*10.65.    --    Consent and Agreement dated as of May 1, 1995 among Natural
                 Gas Clearinghouse, LSP-Cottage Grove, L.P. and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.66.    --    Consent and Agreement dated as of May 1, 1995 among Aquila
                 Energy Marketing Corporation, UtiliCorp United, Inc.,
                 LSP-Cottage Grove, L.P. and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.67.    --    Consent and Agreement dated as of May 1, 1995 among Northern
                 Natural Gas Company, Peoples Natural Gas Company, LSP-Cottage
                 Grove, L.P. and The Chase Manhattan Bank (National
                 Association), ascollateral agent.

*10.68.    --    Consent and Agreement dated as of May 1, 1995 among Northern
                 Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.69.    --    Consent and Agreement dated as of May 1, 1995 among Peoples
                 Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.70.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Westinghouse Electric Corporation.

*10.71.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Westinghouse Operating Services Company, Inc.

*10.72.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage  Grove, L.P., Northern States
                 Power Company and Aquila Energy Marketing Corporation.

*10.73.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Natural Gas Clearinghouse.

*10.74.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Northern Natural Gas Company.

*10.75.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company, Northern Natural Gas Company and Peoples Natural Gas
                 Company.

*10.76.    --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Peoples Natural Gas Company.

Exhibit No.                   Description
*10.77.    --    Subordinated Creditor Consent and Agreement dated as of May 1,
                 1995 among LSP-Cottage Grove, L.P., Northern States Power
                 Company and Minnesota Mining and Manufacturing Company.

*10.78.    --    Grants of Easement by Minnesota Mining and Manufacturing
                 Company to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the following: (i) Easterly Utilities, (ii) Westerly
                 Utilities, (iii) New Well, and (iv) Well Lines.

*10.79.    --    Temporary Construction Easement granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P.

*10.80.    --    Easements from Soo Line Railroad Company to LSP-Cottage Grove,
                 L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995.

*10.81.    --    Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P.

LSP-Whitewater Limited Partnership Agreements

*10.82.    --    Equity Contribution Agreement dated as of May 1, 1995 among
                 LSP-Whitewater Limited Partnership, TPC Whitewater, Inc.  and
                 The Chase Manhattan Bank (National Association), as depositary agent.

*10.83.    --    Collateral Agency and Intercreditor Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, the L/C
                 Facility Agent (as defined therein), the Working Capital
                 Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each Additional Permitted Debt Agent (as defined therein),
                 IBJ Schroder Bank & Trust Company, as trustee, the Other
                 Representatives (as defined therein) and The Chase Manhattan
                 Bank (National Association), as depositary agent, and as collateral agent.

*10.84.    --    Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent, and as depositary agent.

*10.85.    --    Credit Agreement dated as of May 1, 1995 among LSP-Whitewater
                 Limited Partnership, the lenders party thereto and The Chase
                 Manhattan Bank (National Association), as agent.

*10.85.1   --    Instrument of Assignment, Resignation, Appointment,
                 Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association),
                 Dresdner Bank AG, New York and Grand Cayman Branches, and
                 LSP-Whitewater Limited Partnership.

*10.85.2   --    Amendment No. 1 to Credit Agreement dated as of December 31,
                 1995 among LSP-Whitewater Limited Partnership and Dresdner
                 Bank AG, New York Branch, as agent.

*10.86.    --    Assignment and Security Agreement dated as of May 1, 1995
                 between LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.87.    --    Pledge Agreement dated as of May 1, 1995 between
                 LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                 Trust Company, as trustee.

Exhibit No.                   Description
*10.88.    --    Mortgage, Assignment of Rents, Security Agreement and Fixture
                 Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                 Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent, for the benefit of IBJ
                 Schroder Bank & Trust Company, as trustee.

*10.89.    --    Mortgage, Assignment of Rents, Security Agreement and Fixture
                 Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                 Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent, for the benefit of the Chase Manhattan Bank (National Association), as agent under the Credit Agreement.

*10.90.    --    Subordinated Mortgage, Assignment of Rents, Security
                 Assignment and Fixture Filing dated as of May 1, 1995 by
                 LSP-Whitewater Limited Partnership, as mortgagor, and Wisconsin Electric Power Company, as mortgagee.

*10.91.    --    Subordinated Assignment and Security Agreement dated as of
                 May 1, 1995 between LSP-Whitewater Limited Partnership and
                 Wisconsin Electric Power Company.

*10.92.    --    Development Agreement dated as of November 23, 1994 between
                 City of Whitewater and LSP-Whitewater Limited Partnership.

*10.93.    --    Power Purchase Agreement dated as of December 21, 1993
                 between Wisconsin Electric Power Company and LSP-Whitewater
                 Limited Partnership.

*10.94.    --    Amendment to Power Purchase Agreement dated as of February
                 10, 1994 between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership.

*10.95.    --    Second Amendment to Power Purchase Agreement dated as of
                 October 5, 1994 between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership.

*10.96.    --    Third Amendment to Power Purchase Agreement dated as of May
                 5, 1995 between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership.

*10.97.    --    Interconnection Agreement dated as of May 12, 1995 between
                 Wisconsin Electric Power Company and LSP-Whitewater Limited
                 Partnership.

10.98.     --    Intentionally Omitted.

*10.99.    --    Assignment dated as of November 23, 1994 between Granite
                 Power Partners, L.P. and LSP-Whitewater Limited Partnership.

**10.100   --    Second Amended and Restated Turnkey Construction Agreement
                 dated as of April 11, 1995 between Westinghouse Electric
                 Corporation and LSP-Whitewater Limited Partnership.

**10.101.  --    Amended and Restated Operation and Maintenance Agreement
                 dated as of April 11, 1995 between Westinghouse Operating
                 Services Company, Inc.  and LSP-Whitewater Limited
                 Partnership.

**10.102.  --    Parts Agreement dated as of April 10, 1995 between
                 Westinghouse Electric Corporation and LSP-Whitewater Limited
                 Partnership.

*10.103.   --    Management Services Agreement dated as of May 1, 1995 between
                 LS Power Corporation and LSP-Whitewater Limited Partnership.

Exhibit No.                   Description
*10.104.   --    Steam Supply Agreement dated as of July 25, 1994 between the
                 Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership.

*10.105.   --    Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater
                 Limited Partnership.

*10.106.   --    Construction Contract dated as of May 1, 1995 between
                 Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited
                 Partnership.

*10.107.   --    Deed of Lease dated as of May 1, 1995 between Dominion
                 Growers/Whitewater, L.C. and LSP-Whitewater Limited
                 Partnership.

*10.108.   --    Letter Agreement dated May 12, 1995 between Dominion
                 Growers, Inc.  and LSP-Whitewater Limited Partnership.

*10.109.   --    Gas Sales Contract dated as of December 22, 1994 between
                 Natural Gas Clearinghouse and LSP-Whitewater Limited
                 Partnership.

*10.110.   --    First Amendment to Gas Sales Contract dated as of April 18,
                 1995 between Natural Gas Clearinghouse and LSP-Whitewater
                 Limited Partnership.

*10.111.   --    Gas Sales Contract dated as of February 16, 1995 among Aquila
                 Energy Marketing Corporation, UtiliCorp United, Inc. and
                 LSP-Whitewater Limited Partnership.

*10.112.   --    First Amendment to Gas Sales Contract dated as of April 26,
                 1995 among Aquila Energy Marketing Corporation, UtiliCorp
                 United, Inc.  and LSP-Whitewater Limited Partnership.

*10.113.   --    Letter Agreement dated April 21, 1995 between Northern
                 Natural Gas Company and LSP-Whitewater Limited Partnership.

*10.114.   --    Amended and Restated Letter Agreement dated as of April 10,
                 1995 between Northern Natural Gas Company and LSP-Whitewater
                 Limited Partnership.

*10.115.   --    Gas Transportation Agreement dated March 9, 1995 between
                 Wisconsin Natural Gas Company and LSP-Whitewater Limited
                 Partnership.

*10.116.   --    Capacity Release and Gas Sales Agreement dated as of April
                 27, 1995 between Wisconsin Power and Light Company and
                 LSP-Whitewater Limited Partnership.

*10.117.   --    First Amendment to Capacity Release and Gas Sales Agreement
                 dated as of June 2, 1995 between Wisconsin Power and Light
                 Company and LSP-Whitewater Limited Partnership.

*10.118.   --    Firm Throughput Service Agreement (Northern Contract #23479)
                 dated April 25, 1995 between Northern Natural Gas Company and
                 LSP-Whitewater Limited Partnership.

*10.119.   --    Interruptible Throughput Service Agreement (Northern Contract
                 #24200) dated April 25, 1995 between Northern Natural Gas
                 Company and LSP-Whitewater Limited Partnership.

*10.120.   --    Interruptible Throughput Service Agreement (Northern Contract
                 #24201) dated April 25, 1995 between Northern Natural Gas
                 Company and LSP-Whitewater Limited Partnership.

Exhibit No.                   Description
*10.121.   --    Firm Deferred Delivery Service Agreement (Northern Contract
                 #23282) dated as of April 25, 1995 between Northern Natural
                 Gas Company and LSP-Whitewater Limited Partnership.

*10.122.   --    Interruptible Deferred Delivery Service Agreement (Northern
                 Contract #24202) dated as of April 25, 1995 between Northern
                 Natural Gas Company and LSP-Whitewater Limited  Partnership.

*10.123.   --    Consent and Agreement dated as of May 1, 1995 between City of
                 Whitewater, LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.124.   --    Consent and Agreement dated as of May 1, 1995 among Wisconsin
                 Electric Power Company, LSP-Whitewater Limited Partnership and
                 The Chase Manhattan Bank (National Association), as collateral agent.

*10.125.   --    Consent and Agreement dated as of May 1, 1995 among
                 Westinghouse Electric Corporation, LSP-Whitewater Limited
                 Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.126.   --    Consent and Agreement dated as of May 1, 1995 among
                 Westinghouse Operating Services Company, Inc., LSP-Whitewater
                 Limited Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.127.   --    Consent and Agreement dated as of May 1, 1995 among State of
                 Wisconsin, acting through the Department of Administration, LSP-Whitewater Limited Partnership and The Chase Manhattan
                 Bank (National Association), as collateral agent.

*10.128.   --    Consent and Agreement dated as of May 1, 1995 between
                 Dominion Growers/Whitewater, L.C., LSP-Whitewater Limited
                 Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.129.   --    Consent and Agreement dated as of May 1, 1995 among Natural
                 Gas Clearinghouse, LSP-Whitewater Limited Partnership and The
                 Chase Manhattan Bank (National Association), as collateral agent.

*10.130.   --    Consent and Agreement dated as of May 1, 1995 among Aquila
                 Energy Marketing Corporation, UtiliCorp United, Inc.,
                 LSP-Whitewater Limited Partnership and The Chase Manhattan
                 Bank (National Association), as collateral agent.

*10.131.   --    Consent and Agreement dated as of May 1, 1995 among Wisconsin
                 Natural Gas Company, LSP-Whitewater Limited Partnership and
                 The Chase Manhattan Bank (National Association), as collateral agent.

*10.132.   --    Consent and Agreement dated as of May 1, 1995 among Northern
                 Natural Gas Company, LSP-Whitewater Limited Partnership and
                 The Chase Manhattan Bank (National Association), as collateral agent.

*10.133.   --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin
                 Electric Power Company and Westinghouse Electric Corporation.

Exhibit No.                   Description
*10.134.   --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin
                 Electric Power Company and Westinghouse Operating Services
                 Company, Inc.

*10.135.   --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin
                 Electric Power Company and Aquila Energy Marketing
                 Corporation.

*10.136.   --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin
                 Electric Power Company and Natural Gas Clearinghouse.

*10.137.   --    Subordinated Creditor Consent and Agreement dated as of May
                 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin
                 Electric Power Company and Northern Natural Gas Company.

*10.138.   --    Easement dated May 11, 1995 granted by the University of
                 Wisconsin-Whitewater to LSP-Whitewater Limited Partnership.

*10.139.   --    Easement dated March 22, 1995 granted by the City of
                 Whitewater to LSP-Whitewater Limited Partnership.

*10.140.   --    Easement dated March 22, 1995 granted by the City of
                 Whitewater to LSP-Whitewater Limited Partnership.

*10.141.   --    Easement dated March 22, 1995 granted by the City of
                 Whitewater to LSP-Whitewater Limited Partnership.

*10.142.   --    Easement dated March 22, 1995 granted by the City of
                 Whitewater to LSP-Whitewater Limited Partnership.

*10.143.   --    Easement dated June 2, 1995 granted by Joe C. Pattermann and
                 June M. Pattermann to LSP-Whitewater Limited Partnership.

*10.144.   --    Easement dated September 10, 1994 granted by Joe C.
                 Pattermann and June M. Pattermann to LSP-Whitewater Limited
                 Partnership.

*10.145.   --    Easement dated May 25, 1995 granted by John P. Hill and
                 Rosalee K. Hill to LSP-Whitewater Limited Partnership.

*10.146.   --    Easement dated June 1, 1994 granted by Mark D. Hoffmann to
                 LSP-Whitewater Limited Partnership.

*10.147.   --    Easement dated May 31, 1995 granted by Daniel L. Schwertfeger and Jeanne M. Schwertfeger to LSP-Whitewater Limited
                 Partnership.

*10.148.   --    Easement dated June 2, 1995 granted by Jerry C. Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership.

*10.149.   --    Easement dated June 1, 1995 granted by Lowell C. Hagen and
                 Thu T. Hagen to LSP-Whitewater Limited Partnership.

*10.150.   --    Easement dated June 1, 1995 granted by Dean A. Cox and
                 Maybell Cox to LSP-Whitewater Limited Partnership.

Exhibit No.                   Description
*10.151.   --    Easement dated June 5, 1995 granted by John's Disposal
                 Service, Inc. to LSP-Whitewater Limited Partnership.

*10.152.   --    Easement dated June 12, 1995 granted by Greg Lurvey and Mark
                 Lurvey to LSP-Whitewater Limited Partnership.

*10.153.   --    Easement dated October 24, 1994 granted by Perry Moyer and
                 Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.154.   --    Easement dated October 24, 1994 granted by Perry Moyer and
                 Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.155.   --    Easement dated May 30, 1995 granted by Perry Moyer and
                 Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.156.   --    Easement dated May 30, 1995 granted by Perry Moyer and
                 Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.157.   --    Easement dated June 5, 1995 granted by Robert J. Wagner to
                 LSP-Whitewater Limited Partnership.

*10.158.   --    Easement dated June 5, 1995 granted by Robert J. Wagner to
                 LSP-Whitewater Limited Partnership.

Granite Power Partners, L.P. Agreements

*10.159.   --    Pledge Agreement dated as of May 1, 1995 between Granite
                 Power Partners, L.P. and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.160.   --    Pledge Agreement dated as of May 1, 1995 between Granite
                 Power Partners, L.P. and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.161.   --    Assignment dated as of November 23, 1994 between Granite
                 Power Partners, L.P. and LSP-Cottage Grove, L.P.

*10.162.   --    Assignment dated as of November 23, 1994 between Granite
                 Power Partners L.P. and LSP-Whitewater Limited Partnership.

*10.163.   --    Acknowledgment and Consent dated June 30, 1995 among
                 Wisconsin Electric Power Company, LSP-Whitewater I, Inc.,
                 Granite Power Partners, L.P. and TPC Whitewater, Inc.

*10.164.   --    Amendment to Participation Agreement dated as of June 29,
                 1995 between Tomen Power Corporation and Granite Power
                 Partners, L.P.

LSP-Cottage Grove, Inc. Agreements

*10.165.   --    Security Agreement dated as of May 1, 1995 between
                 LSP-Cottage Grove, Inc.  and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.166.   --    Management Services Agreement dated as of May 1, 1995 between
                 LS Power Corporation and LSP-Cottage Grove, Inc.

Exhibit No.                   Description
LSP-Whitewater I, Inc.  Agreements

*10.167.   --    Security Agreement dated as of May 1, 1995 between
                 LSP-Whitewater I, Inc.  and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.168.   --    Management Services Agreement dated as of May 1, 1995 between
                 LS Power Corporation and LSP-Whitewater I, Inc.

*10.169.   --    Acknowledgment and Consent dated June 30, 1995 among
                 Wisconsin Electric Power Company, LSP-Whitewater I, Inc.,
                 Granite Power Partners, L.P. and TPC Whitewater, Inc.

LS Power Corporation Agreements

*10.170.   --    Amended and Restated Limited Partnership Agreement of Granite
                 Power Partners, L.P. dated January 16, 1992 among LS Power
                 Corporation, Chase Manhattan Capital Corporation and Joseph
                 Cogen.

*10.171.   --    First Amendment to Amended and Restated Limited Partnership
                 Agreement of Granite Power Partners, L.P. dated December 30,
                 1993 among LS Power Corporation, Chase Manhattan Capital
                 Corporation and Joseph Cogen.

_____________________

* Incorporated herein by reference from the Registration Statement on Form S-4, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or from the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
** In addition to the note for "*" above, confidential treatment has been granted for certain portions of the noted document.