Form 10-Q
period 1997-03-31
LS POWER FUNDING CORP
filed 1997-05-14
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1997
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

                           Form 10-Q Index

                                                                   Page
                              PART I

   Item 1.  Financial Statements                                     3
   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           3

                             PART II

   Item 1.  Legal Proceedings                                        3
   Item 2.  Changes in Securities                                    3
   Item 3.  Defaults Upon Senior Securities                          4
   Item 4.  Submission of Matters to a Vote of Security Holders      4
   Item 5.  Other Information                                        4
   Item 6.  Exhibits and Reports on Form 8-K                         4

            Signatures                                               5

            Financial Statement Index                              F-1

            Exhibits Index                                        EI-1

PART I/ITEM 1.  FINANCIAL STATEMENTS

   See financial statements commencing at F-1. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996, filed by Funding, Cottage Grove and Whitewater.


PART I/ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                AND RESULTS OF OPERATIONS

General

   Since their formation in 1993, the Partnerships have been developing and constructing their respective power plants and have generated no operating revenues or expenses.

Cottage Grove

   For the three months ended March 31, 1997, Cottage Grove capitalized construction costs totaling approximately $11,178,000. At March 31, 1997, Cottage Grove's investments held by trustee totaled $26,528,420, of which $6,043,000 was held in a fund reserved for debt service, and $8,934,531 was held in a contingency fund to pay for project cost overruns. Cottage Grove transferred $250,000 from the contingency fund during the first quarter of 1997 to fund estimated increases to budgeted construction costs.

   On April 25, 1997, Cottage Grove received an equity contribution of $18,167,000 from TPC Cottage Grove, Inc. The funds were deposited with Cottage Grove's trustee and were available upon deposit for payment of Cottage Grove project costs.

Whitewater

   For the three months ended March 31, 1997, Whitewater capitalized construction costs totaling approximately $10,817,000. At March 31, 1997, Whitewater's investments held by trustee totaled $25,640,373, of which $6,900,000 was held in a fund reserved for debt service, and $9,976,456 was held in a contingency fund to pay for project cost overruns. Whitewater transferred $250,000 from the contingency fund during the first quarter of 1997 to fund estimated increases to budgeted construction costs.

   On April 25, 1997, Whitewater received an equity contribution of $20,556,000 from TPC Whitewater, Inc. The funds were deposited with Whitewater's trustee and were available upon deposit for payment of Whitewater project costs.


PART II/ITEM 1.  LEGAL PROCEEDINGS

   During the first quarter of 1997, Funding, Cottage Grove and Whitewater have not been parties to any material legal proceedings.


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

LS POWER FUNDING CORPORATION


By:   /s/ Michael S. Liebelson
Name:  Michael S. Liebelson
Title:  Managing Director and Treasurer
Date:  May 12, 1997


LSP-COTTAGE GROVE, L.P.

By:  LSP-Cottage Grove, Inc.
Its: General Partner

By:   /s/ Michael S. Liebelson
Name:  Michael S. Liebelson
Title:  Managing Director and Treasurer
Date:  May 12, 1997


LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner

By:   /s/ Michael S. Liebelson
Name:  Michael S. Liebelson
Title:  Managing Director and Treasurer
Date:  May 12, 1997

                    LS Power Funding Corporation
                       LSP-Cottage Grove, L.P.
                  LSP-Whitewater Limited Partnership

                      Financial Statement Index
                                                                     Page
LS POWER FUNDING CORPORATION
   Balance sheets as of March 31, 1997 and December 31, 1996 . . . . .F-2
   Statements of operations for the three months ended
     March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .F-3
   Statements of cash flows for the three months ended
     March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .F-4
   Notes to financial statements . . . . . . . . . . . . . . . . . . .F-5

LSP-COTTAGE GROVE, L.P.
   Balance sheets as of March 31, 1997 and December 31, 1996 . . . . .F-6
   Statements of cash flows for the three months ended
     March 31, 1997 and 1996, and the period from Inception
     (December 14, 1993) to March 31, 1997 . . . . . . . . . . . . . .F-7
   Notes to financial statements . . . . . . . . . . . . . . . . . . .F-8

LSP-WHITEWATER LIMITED PARTNERSHIP
   Balance sheets as of March 31, 1997 and December 31, 1996 . . . . .F-9
   Statements of cash flows for the nine months ended
     March 31, 1997 and 1996, and the period from Inception
     (December 14, 1993) to March 31, 1997 . . . . . . . . . . . . . F-10
   Notes to financial statements . . . . . . . . . . . . . . . . . . F-11

                      LS POWER FUNDING CORPORATION

                              BALANCE SHEETS


                                                    March 31,    December 31,
                                                      1997           1996
                                  ASSETS
CURRENT ASSETS:
 Cash                                            $      1,000    $      1,000
 Accrued interest receivable
  on First Mortgage Bonds                           6,471,549             ---
   Total Current Assets                             6,472,549           1,000

INVESTMENT IN FIRST MORTGAGE BONDS                332,000,000     332,000,000

   Total Assets                                  $338,472,549    $332,001,000


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on
 Senior Secured Bonds                            $  6,471,549    $        ---

SENIOR SECURED BONDS PAYABLE                      332,000,000     332,000,000

   Total Liabilities                              338,471,549     332,000,000

CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding             1               1
 Additional paid-in capital                               999             999

   Total Stockholders' Equity                           1,000           1,000


   Total Liabilities and Stockholders' Equity    $338,472,549    $332,001,000


             See accompanying notes to financial statements.

                       LS POWER FUNDING CORPORATION

                          STATEMENTS OF OPERATIONS


                                                  Three Months Ended March 31,
                                                       1997           1996

Interest Income                                    $6,471,549      $6,471,549

Interest Expense                                    6,471,549       6,471,549

Net Income (Loss)                                  $      ---      $      ---


             See accompanying notes to financial statements.

                       LS POWER FUNDING CORPORATION

                          STATEMENTS OF CASH FLOWS


                                                  Three Months Ended March 31,
                                                       1997           1996


Cash Flows From Operating Activities                  $  ---         $  ---

Cash Flows From Investing Activities                     ---            ---

Cash Flows From Financing Activities                     ---            ---

Increase (decrease) in cash                              ---            ---

Cash at beginning of period                            1,000          1,000
Cash at end of period                                 $1,000         $1,000


             See accompanying notes to financial statements.

                       LS POWER FUNDING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

  The balance sheet as of March 31, 1997, and the statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

  The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While Funding believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the year ended December 31, 1996.


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

                          LSP-COTTAGE GROVE, L.P.
         (a Delaware Limited Partnership in the Development Stage)

                              BALANCE SHEETS

                                                      March 31,  December 31,
                                                        1997         1996
                                  ASSETS

CURRENT ASSETS - Cash                              $    106,048  $    103,224

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value                26,528,420    28,108,244

PLANT, PROPERTY AND EQUIPMENT                       136,774,918   125,596,814

DEBT ISSUANCE AND FINANCING COSTS                     6,710,878     6,773,753

OTHER ASSETS                                                500           500

   Total Assets                                    $170,120,764  $160,582,535


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable                                  $ 12,098,407  $  5,581,535
 Interest payable on First Mortgage Bonds             3,021,357           ---
   Total Current Liabilities                         15,119,764     5,581,535

FIRST MORTGAGE BONDS PAYABLE                        155,000,000   155,000,000

   Total Liabilities                                170,119,764   160,581,535

PARTNERS' CAPITAL                                         1,000         1,000

   Total Liabilities and Partners' Capital         $170,120,764  $160,582,535


              See accompanying notes to financial statements.

                          LSP-COTTAGE GROVE, L.P.
         (a Delaware Limited Partnership in the Development Stage)

                          STATEMENTS OF CASH FLOWS

                                                                  December 14,
                                                               1993 (inception)
                                   Three Months Ended March 31,   to March 31,
                                        1997          1996            1997
Cash Flows From Investing
 Activities:
  Acquisition of land and
   improvements                     $        ---  $        ---  $     (97,590)
  Payments on construction
   in progress                        (1,935,995)  (14,768,841)  (129,382,119)
  Investments held by trustee                ---           ---   (155,000,000)
  Investments drawn
   for construction                    1,938,819     4,963,241    136,707,396
  Investment in LS Power
   Funding Corporation                       ---           ---           (500)
Cash provided by (used in)
 investing activities                      2,824       194,400   (147,772,813)

Cash Flows From Financing
 Activities:
  Debt issuance and
   financing costs                           ---      (153,348)    (7,122,139)
  Proceeds from First
   Mortgage Bonds                            ---           ---    155,000,000
  Capital contributions                      ---           ---          1,000
Cash provided by (used in)
 financing activities                        ---      (153,348)   147,878,861

Increase in cash                           2,824        41,052        106,048

Cash, beginning of period                103,224        55,030            ---
Cash, end of period                 $    106,048  $     96,082  $     106,048


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
  Increase in total
   construction in progress         $(11,178,104) $(15,478,541) $(136,677,328)
  Amortization of debt issuance
   and financing costs                    62,875        60,327        411,261
  Interest income on investments
   held by trustee                      (358,995)   (1,435,626)    (8,235,816)
  Decrease in other current assets           ---        12,926            ---
  Increase (decrease) in
   accounts payable                    6,516,872      (949,283)    12,098,407
  Increase in accrued
   interest payable                    3,021,357     3,021,356      3,021,357
Payments on construction
 in progress                        $ (1,935,995) $(14,768,841) $(129,382,119)


              See accompanying notes to financial statements.

                          LSP-COTTAGE GROVE, L.P.
         (a Delaware Limited Partnership in the Development Stage)

                       NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

  The balance sheet as of March 31, 1997, and the statements of cash flows for the periods ended March 31, 1997 and 1996 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997, and its cash flows for the periods ended March 31, 1997 and 1996.

  The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended
December 31, 1996.


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

                    LSP-WHITEWATER LIMITED PARTNERSHIP
         (a Delaware Limited Partnership in the Development Stage)

                               BALANCE SHEETS

                                                      March 31,   December 31,
                                                        1997          1996
                                  ASSETS

CURRENT ASSETS:
 Cash                                              $    289,846  $    101,114
 Other current assets                                       575           575
     Total Current Assets                               290,421       101,689

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value                25,640,373    34,414,528

PLANT, PROPERTY AND EQUIPMENT                       160,049,433   149,232,431

DEBT ISSUANCE AND FINANCING COSTS                     6,804,550     6,868,561

OTHER ASSETS                                                500           500

   Total Assets                                    $192,785,277  $190,617,709


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable                                  $ 12,334,085  $ 13,616,709
 Interest payable on First Mortgage Bonds             3,450,192           ---
   Total Current Liabilities                         15,784,277    13,619,709

FIRST MORTGAGE BONDS PAYABLE                        177,000,000   177,000,000

   Total Liabilities                                192,784,277   190,616,709

CONTINGENCIES

PARTNERS' CAPITAL                                         1,000         1,000

   Total Liabilities and Partners' Capital         $192,785,277  $190,617,709


              See accompanying notes to financial statements.

                    LSP-WHITEWATER LIMITED PARTNERSHIP
         (a Delaware Limited Partnership in the Development Stage)

                          STATEMENTS OF CASH FLOWS

                                                                  December 14,
                                                               1993 (inception)
                                   Three Months Ended March 31,   to March 31,
                                        1997          1996            1997
Cash Flows From Investing
 Activities:
  Acquisition of land
   and improvements                 $        ---  $   (145,765) $  (3,538,281)
  Payments on construction
   in progress                        (8,970,189)  (15,826,498)  (149,700,928)
  Investments held by trustee                ---           ---   (177,000,000)
  Investments drawn for
   construction                        9,158,921    16,140,034    160,751,995
  Investment in LS Power
   Funding Corporation                       ---           ---           (500)
Cash provided by (used in)
 investing activities                    188,732       167,771   (169,487,714)

Cash Flows From Financing
 Activities:
  Debt issuance and
   financing costs                           ---      (153,348)    (7,223,440)
  Proceeds from First
   Mortgage Bonds                            ---           ---    177,000,000
  Capital contributions                      ---           ---          1,000
Cash provided by (used in)
 financing activities                        ---      (153,348)   169,777,560

Increase in cash                         188,732        14,423        289,846

Cash, beginning of period                101,114        71,441            ---
Cash, end of period                 $    289,846  $     85,864  $     289,846


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
  Increase in total
   construction in progress         $(10,817,002) $(16,738,024) $(156,511,152)
  Amortization of debt
   issuance and financing costs           64,011        61,433        418,890
  Interest income on
   investments held by trustee          (384,766)   (1,635,639)    (9,392,368)
  Increase in other current assets           ---           ---           (575)
  Increase (decrease) in
   accounts payable                   (1,282,624)     (964,460)    12,334,085
  Increase in accrued
   interest payable                    3,450,192     3,450,192      3,450,192
Payments on construction
 in progress                        $ (8,970,189) $(15,826,498) $(149,700,928)


              See accompanying notes to financial statements.

                    LSP-WHITEWATER LIMITED PARTNERSHIP
         (a Delaware Limited Partnership in the Development Stage)

                       NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

  The balance sheet as of March 31, 1997, and the statements of cash flows for the periods ended March 31, 1997 and 1996 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997, and its cash flows for the periods ended
March 31, 1997 and 1996.

  The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's
Annual Report on Form 10-K for the year ended December 31, 1996.


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

                      LS Power Funding Corporation
                         LSP-Cottage Grove, L.P.
                   LSP-Whitewater Limited Partnership

                             Exhibits Index


Exhibit No.                Description

3.1.      Certificate of Incorporation of LS Power Funding Corporation.*

3.2.      Bylaws of LS Power Funding Corporation.*

3.3.      Certificated of Limited Partnership of LSP-Cottage Grove, L.P.*

3.4. Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc.*

3.4.1     Amendment #1 to Cottage Grove Partnership Agreement.****

3.5.      Certificate of Limited Partnership of LSP-Whitewater Limited
          Partnership.*

3.6. Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc.*

4.1.      Trust Indenture dated as of May 1, 1995 by and among LS Power
          Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust
          Company, as Trustee).*

4.2. Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee).*

4.3. Trust Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee).*

4.4. Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.*

4.5.      Form of Senior Secured Bond (included in Exhibit 4.1).*

4.6.      Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2).*

4.7.      Form of Whitewater First Mortgage Bond (included in Exhibit 4.3).*

Exhibit No.         Description
LS Power Funding Corporation Agreements

10.20. Agency Agreement dated May 1, 1995 between LS Power Funding Corporation and LSP-Cottage Grove, L.P.*

10.21. Agency Agreement dated May 1, 1995 between LS Power Funding Corporation and LSP-Whitewater Limited Partnership.*

10.22. Security Agreement (related to Cottage Grove) dated as of May 1, 1995 between LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee.*

10.23. Security Agreement (related to Whitewater) dated as of May 1, 1995 between LS Power Funding Corporation and IBJ Schroder Bank &
          Trust Company, as Trustee.*

LSP-Cottage Grove, L.P. Agreements

10.24.    Equity Contribution Agreement dated June 30, 1995 among
          LSP-Cottage Grove, L.P., TPC Cottage Grove, Inc. and The Chase Manhattan Bank (National Association), as depositary agent.*

10.25. Collateral Agency and Intercreditor Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each Additional Permitted Debt Agent (as defined therein), IBJ Schroder Bank & Trust Company, as trustee, the Other Representatives (as defined therein) and The Chase Manhattan Bank (National Association), as depositary agent, and as collateral agent.*

10.26. Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, and as depositary agent.*

10.27. Credit Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the lenders party thereto and The Chase Manhattan Bank (National Association), as agent.*

10.27.1 Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New
          York and Grand Cayman Branches, and LSP-Cottage Grove, L.P.***

10.27.2 Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York Branch, as agent.***

10.28. Assignment and Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.29. Pledge Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as trustee.*

Exhibit No.         Description

10.30.    Mortgage, Assignment of Rents, Security
          Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee.*

10.31. Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of The Chase Manhattan Bank (National Association), as agent under the Credit Agreement.*

10.32.    Subordinated Mortgage, Assignment of Rents, Security
          Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Cottage Grove, L.P., as mortgagor, and Northern States Power Company, as mortgagee.*

10.33. Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and Northern States Power Company.*

10.34. Power Purchase Agreement dated as of May 9, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.35. Letter Agreement dated December 16, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.36. Letter Agreement dated June 1, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.37. Letter Agreement dated June 8, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.38. Letter Agreement dated June 12, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.39. Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P.*

10.40. Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.**

10.41. Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Cottage Grove, L.P.**

10.42. Parts Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.**

10.43. Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, L.P.*

10.44. Second Amended and Restated Steam Supply Agreement dated as of June 19, 1995 between the Minnesota Mining and
          Manufacturing Company and LSP-Cottage Grove, L.P.*

Exhibit No.         Description

10.45. Purchase and Sale Agreement dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and
          LSP-Cottage Grove, L.P.*

10.46. Letter Agreement (land and easement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P.*

10.47.    Letter Agreement (side letter to steam agreement) dated
          September 30, 1994 between the Minnesota Mining and
          Manufacturing Company and LSP-Cottage Grove, L.P.*

10.48. Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P.*

10.49. First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Cottage
          Grove, L.P.*

10.50. Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P.*

10.51. First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P.*

10.52. Amended and Restated Gas Supply Transportation Agreement dated as of May 8, 1995 between Peoples Natural Gas Company and LSP-Cottage Grove, L.P.*

10.53. Amended and Restated Cottage Grove Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company,
          Peoples Natural Gas Company and LSP-Cottage Grove, L.P.*

10.54. Firm Throughput Service Agreement (Northern Contract #24042) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

10.55. Interruptible Throughput Service Agreement (Northern Contract # 24198) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

10.56. Interruptible Throughput Service Agreement (Northern Contract #24199) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

10.57. Firm Deferred Delivery Service Agreement (Northern Contract #23281) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

10.58. Interruptible Deferred Delivery Service Agreement (Northern Contract #24203) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

10.59. Letter Agreement dated as of April 21, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P.*

Exhibit No.         Description

10.60.    Limited Warranty Deed granted by Minnesota Mining and
          Manufacturing Company to LSP-Cottage Grove, L.P. dated June
          1, 1995.*

10.61. Consent and Agreement dated as of May 1, 1995 among Northern States Power Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.62.    Consent and Agreement dated as of May 1, 1995 among
          Westinghouse Electric Corporation, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.63.    Consent and Agreement dated as of May 1, 1995 among
          Westinghouse Operating Services Company, Inc., LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.64.    Consent and Agreement dated as of May 1, 1995 among
          Minnesota Mining and Manufacturing Company, LSP-Cottage
          Grove, L.P. and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.65. Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Cottage Grove,
          L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.66. Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc.,
          LSP-Cottage Grove, L.P. and The Chase Manhattan Bank
          (National Association), as collateral agent.*

10.67. Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, Peoples Natural Gas Company,
          LSP-Cottage Grove, L.P. and The Chase Manhattan Bank
          (National Association), as collateral agent.*

10.68. Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.69. Consent and Agreement dated as of May 1, 1995 among Peoples Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.70. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Electric Corporation.*

10.71. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Operating Services Company, Inc.*

10.72. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Aquila Energy Marketing Corporation.*

10.73. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Natural Gas Clearinghouse.*

Exhibit No.         Description

10.74. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Northern Natural Gas Company.*

10.75. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company, Northern Natural Gas Company and Peoples Natural
          Gas Company.*

10.76. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Peoples Natural Gas Company.*

10.77. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Minnesota Mining and Manufacturing Company.*

10.78.    Grants of Easement by Minnesota Mining and Manufacturing
          Company to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the following: (i) Easterly Utilities, (ii) Westerly Utilities,
          (iii) New Well, and (iv) Well Lines.*

10.79. Temporary Construction Easement granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P.*

10.80.    Easements from Soo Line Railroad Company to LSP-Cottage
          Grove, L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995.*

10.81. Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and
          LSP-Cottage Grove, L.P.*

LSP-Whitewater Limited Partnership Agreements

10.82. Equity Contribution Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, TPC Whitewater, Inc. and The Chase Manhattan Bank (National Association), as depositary agent.*

10.83. Collateral Agency and Intercreditor Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, the L/C
          Facility Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each Additional Permitted Debt Agent (as defined therein), IBJ Schroder Bank & Trust Company, as trustee, the Other Representatives (as defined therein) and The Chase Manhattan Bank (National Association), as depositary agent, and as collateral agent.*

10.84. Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership and The Chase
          Manhattan Bank (National Association), as collateral agent, and as depositary agent.*

10.85. Credit Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, the lenders party thereto and The Chase Manhattan Bank (National Association), as agent.*

Exhibit No.         Description

10.85.1 Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New York and Grand Cayman Branches, and LSP-Whitewater Limited Partnership.***

10.85.2 Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Whitewater Limited Partnership and
          Dresdner Bank AG, New York Branch, as agent.***

10.86. Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.87.    Pledge Agreement dated as of May 1, 1995 between
          LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee.*

10.88 Mortgage, Assignment of Rents,Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee.*

10.89. Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent, for the benefit of the Chase Manhattan Bank (National Association), as agent under the Credit Agreement.*

10.90.    Subordinated Mortgage, Assignment of Rents, Security
          Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Whitewater Limited Partnership, as mortgagor, and Wisconsin Electric Power Company, as mortgagee.*

10.91. Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and
          Wisconsin Electric Power Company.*

10.92. Development Agreement dated as of November 23, 1994 between City of Whitewater and LSP-Whitewater Limited Partnership.*

10.93. Power Purchase Agreement dated as of December 21, 1993 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.*

10.94. Amendment to Power Purchase Agreement dated as of February 10, 1994 between Wisconsin Electric Power Company and
          LSP-Whitewater Limited Partnership.*

10.95. Second Amendment to Power Purchase Agreement dated as of October 5, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.*

10.96. Third Amendment to Power Purchase Agreement dated as of May 5, 1995 between Wisconsin Electric Power Company and
          LSP-Whitewater Limited Partnership.*

Exhibit No.         Description

10.96.1 Fourth Amendment to Power Purchase Agreement dated as of March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.

10.97. Interconnection Agreement dated as of May 12, 1995 between Wisconsin Electric Power Company and LSP-Whitewater
          Limited Partnership.*

10.98.    Intentionally Omitted.

10.99. Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Whitewater Limited
          Partnership.*

10.100 Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership.**

10.101. Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Whitewater Limited
          Partnership.**

10.102.   Parts Agreement dated as of April 10, 1995 between
          Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership.**

10.103. Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater Limited
          Partnership.*

10.104. Steam Supply Agreement dated as of July 25, 1994 between the Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership.*

10.105. Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and
          LSP-Whitewater Limited Partnership.*

10.106.   Construction Contract dated as of May 1, 1995 between
          Dominion Growers/Whitewater, L.C. and LSP-Whitewater
          Limited Partnership.*

10.107.   Deed of Lease dated as of May 1, 1995 between Dominion
          Growers/Whitewater, L.C. and LSP-Whitewater Limited
          Partnership.*

10.108.   Letter Agreement dated May 12, 1995 between Dominion
          Growers, Inc.  and LSP-Whitewater Limited Partnership.*

10.109. Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Whitewater Limited
          Partnership.*

10.110. First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Whitewater Limited Partnership.*

10.111. Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership.*

Exhibit No.         Description

10.112. First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership.*

10.113.   Letter Agreement dated April 21, 1995 between Northern
          Natural Gas Company and LSP-Whitewater Limited
          Partnership.*

10.114. Amended and Restated Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company and
          LSP-Whitewater Limited Partnership.*

10.115. Gas Transportation Agreement dated March 9, 1995 between Wisconsin Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.116. Capacity Release and Gas Sales Agreement dated as of April 27, 1995 between Wisconsin Power and Light Company and
          LSP-Whitewater Limited Partnership.*

10.117. First Amendment to Capacity Release and Gas Sales Agreement dated as of June 2, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership.*

10.118.   Firm Throughput Service Agreement (Northern Contract
          #23479) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.119. Interruptible Throughput Service Agreement (Northern Contract #24200) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.120. Interruptible Throughput Service Agreement (Northern Contract #24201) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.121. Firm Deferred Delivery Service Agreement (Northern Contract #23282) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.122. Interruptible Deferred Delivery Service Agreement (Northern Contract #24202) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited
          Partnership.*

10.123. Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.124.   Consent and Agreement dated as of May 1, 1995 among
          Wisconsin Electric Power Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.125.   Consent and Agreement dated as of May 1, 1995 among
          Westinghouse Electric Corporation, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

Exhibit No.         Description

10.126.   Consent and Agreement dated as of May 1, 1995 among
          Westinghouse Operating Services Company, Inc.,
          LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.127. Consent and Agreement dated as of May 1, 1995 among State of Wisconsin, acting through the Department of Administration, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.128.   Consent and Agreement dated as of May 1, 1995 between
          Dominion Growers/Whitewater, L.C., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.129. Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Whitewater Limited Partnership and
          The Chase Manhattan Bank (National Association), as collateral agent.*

10.130. Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc.,
          LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.131.   Consent and Agreement dated as of May 1, 1995 among
          Wisconsin Natural Gas Company, LSP-Whitewater Limited
          Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.132.   Consent and Agreement dated as of May 1, 1995 among
          Northern Natural Gas Company, LSP-Whitewater Limited
          Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

10.133. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Electric
          Corporation.*

10.134. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Operating Services Company, Inc.*

10.135. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Aquila Energy Marketing
          Corporation.*

10.136. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Natural Gas Clearinghouse.*

10.137. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Northern Natural Gas Company.*

10.138. Easement dated May 11, 1995 granted by the University of Wisconsin-Whitewater to LSP-Whitewater Limited Partnership.*

Exhibit No.         Description

10.139.   Easement dated March 22, 1995grantedby the City of
          Whitewater to LSP-Whitewater Limited Partnership.*

10.140.   Easement dated March 22, 1995 granted by the City of
          Whitewater to LSP-Whitewater Limited Partnership.*

10.141.   Easement dated March 22, 1995 granted by the City of
          Whitewater to LSP-Whitewater Limited Partnership.*

10.142.   Easement dated March 22, 1995 granted by the City of
          Whitewater to LSP-Whitewater Limited Partnership.*

10.143. Easement dated June 2, 1995 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership.*

10.144.   Easement dated September 10, 1994 granted by Joe C.
          Pattermann and June M. Pattermann to LSP-Whitewater
          Limited Partnership.*

10.145.   Easement dated May 25, 1995 granted by John P. Hill and
          Rosalee K. Hill to LSP-Whitewater Limited Partnership.*

10.146. Easement dated June 1, 1994 granted by Mark D. Hoffmann to LSP-Whitewater Limited Partnership.*

10.147.   Easement dated May 31, 1995 granted by Daniel L.
          Schwertfeger and Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership.*

10.148. Easement dated June 2, 1995 granted by Jerry C. Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership.*

10.149 Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T. Hagen to LSP-Whitewater Limited Partnership.*

10.150.   Easement dated June 1, 1995 granted by Dean A. Cox and
          Maybell Cox to LSP-Whitewater Limited Partnership.*

10.151.   Easement dated June 5, 1995 granted by John's Disposal
          Service, Inc. to LSP-Whitewater Limited Partnership.*

10.152. Easement dated June 12, 1995 granted by Greg Lurvey and Mark Lurvey to LSP-Whitewater Limited Partnership.*

10.153. Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership.*

10.154. Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership.*

10.155.   Easement dated May 30, 1995 granted by Perry Moyer and
          Dorothy Moyer to LSP-Whitewater Limited Partnership.*

10.156.   Easement dated May 30, 1995 granted by Perry Moyer and
          Dorothy Moyer to LSP-Whitewater Limited Partnership.*

Exhibit No.         Description

10.157. Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership.*

10.158. Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership.*

Granite Power Partners, L.P. Agreements

10.159. Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.160. Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.161. Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P.*

10.162. Assignment dated as of November 23, 1994 between Granite Power Partners L.P. and LSP-Whitewater Limited Partnership.*

10.163.   Acknowledgment and Consent dated June 30, 1995 among
          Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc.*

10.164. Amendment to Participation Agreement dated as of June 29, 1995 between Tomen Power Corporation and Granite Power
          Partners, L.P.*

LSP-Cottage Grove, Inc. Agreements

10.165.   Security Agreement dated as of May 1, 1995 between
          LSP-Cottage Grove, Inc.  and The Chase Manhattan Bank
          (National Association), as collateral agent.*

10.166. Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, Inc.*

LSP-Whitewater I, Inc.  Agreements

10.167.   Security Agreement dated as of May 1, 1995 between
          LSP-Whitewater I, Inc. and The Chase Manhattan Bank
          (National Association), as collateral agent.*

10.168. Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater I, Inc.*

10.169.   Acknowledgment and Consent dated June 30, 1995 among
          Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc.*

LS Power Corporation Agreements

10.170.   Amended and Restated Limited Partnership Agreement of
          Granite Power Partners, L.P. dated January 16, 1992 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen.*

Exhibit No.         Description

10.171. First Amendment to Amended and Restated Limited Partnership Agreement of Granite Power Partners, L.P. dated December 30, 1993 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen.*

_____________________

*         Incorporated herein by reference from the Registration
          Statement on Form S-4, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater
          Limited Partnership (collectively, the "Registrants") on August 16, 1995, as amended.
** In addition to the note for "*" above, confidential treatment has been granted for certain portions of the noted document.
*** Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File
          No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
**** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File
          No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.

                                                             EXHIBIT 10.96.1
                          FOURTH AMENDMENT
                                 TO
                      POWER PURCHASE AGREEMENT


     This Fourth Amendment is made as of March 18, 1997, to the Power
Purchase Agreement between LSP-Whitewater Limited Partnership ("Seller") and Wisconsin Electric Power Company ("Buyer") dated as of December 21, 1993 and as amended (the "Agreement") by Amendment to Power Purchase Agreement dated as of February 10, 1994, Second Amendment to Power Purchase Agreement dated October 5, 1994 (the "Second Amendment"), and Third Amendment to Power Purchase Agreement dated May 5, 1995.

     WHEREAS, Buyer and Seller have determined to further amend the Agreement as provided herein.

     NOW, THEREFORE, in consideration of the premises and of the mutual promises contained herein, the parties agree to and hereby do amend the Agreement as provided herein.

     1.   Section 27.11 of the Agreement, as amended by the Second
Amendment, is hereby amended by deleting Section 27.11(b) in the entirety and the following shall be substituted therefor:

     "(b) Intentionally Deleted."

     2. Except as expressly amended hereby, all of the terms and provisions of the Agreement are and shall remain in full force and effect.

     3. This Fourth Amendment may be executed in any number of counterparts by the parties hereto, each of which counterparts when so executed shall be an original, but all the counterparts shall together constitute one and the same instrument.

     4. This Fourth Amendment and the rights and obligations of the parties hereunder shall be governed by, and construed in accordance with, the laws of the State of Wisconsin.

     IN WITNESS WHEREOF, the parties hereto have executed this Fourth Amendment on the date first set forth above.

WITNESSED BY:                      LSP-WHITEWATER LIMITED PARTNERSHIP

                                   BY: LSP-WHITEWATER, INC.
                                   ITS: GENERAL PARTNER


/s/ Michael P. Witzing             BY:  /s/ Mikhail Segal
                                   ITS:  Managing Director



WITNESSED BY:                      WISCONSIN ELECTRIC POWER COMPANY


/s/  Walter T. Woelfle             BY:  /s/  David K. Porter
                                   ITS:  Senior Vice President