Form 10-Q
period 1997-06-30
LS POWER FUNDING CORP
filed 1997-08-14
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997
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

                            Form 10-Q Index

                                                                   Page
                              PART I

   Item 1.  Financial Statements                                     3
   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                                           3

                              PART II

   Item 1.  Legal Proceedings                                        6
   Item 2.  Changes in Securities                                    6
   Item 3.  Defaults Upon Senior Securities                          6
   Item 4.  Submission of Matters to a Vote of Security Holders      6
   Item 5.  Other Information                                        6
   Item 6.  Exhibits and Reports on Form 8-K                         6

            Signatures                                               7

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


PART I/ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

General

   Cottage Grove is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Power Plant"). Whitewater is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Power Plant", and collectively with the Cottage Grove Power Plant, the "Power Plants" or "Projects"). Since their formation in 1993, the Partnerships have been developing and constructing their respective power plants and have generated no operating revenues or expenses.

Cottage Grove

Power Plant Construction

   The Cottage Grove Power Plant is being constructed by Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor") pursuant to a turnkey construction contract (the "Cottage Grove Construction Contract"). Westinghouse Electric had agreed to complete the construction and start-up of the Cottage Grove Power Plant to specified performance levels by May 31, 1997. Westinghouse began construction of the Cottage Grove Power Plant on June 30, 1995.

   At June 30, 1997, the construction and start-up of the Cottage Grove Power Plant had not been completed. The Contractor has experienced a number of equipment difficulties which have delayed the completion of construction and start-up. These difficulties include (i) inability to meet performance and emission requirements when running the Power Plant on fuel oil and (ii) increased utilization of catalyst to control emissions. These difficulties have caused a more lengthy start-up period than originally anticipated.

   In order to demonstrate that construction of the Power Plant is complete, the Contractor is required to demonstrate, with the concurrence of Cottage Grove and R.W. Beck, the independent engineer, that: (i) the Power Plant is mechanically and electrically sound and free from known defects or deficiencies that affect the safety and reliability of the Power Plant,
(ii) the Power Plant meets certain performance and emissions guarantees,
(iii) the Power Plant successfully completes testing designed to demonstrate the Power Plant's reliability, and (iv) the Power Plant successfully completes testing required by Cottage Grove's power sales contract ("PPA") with Northern States Power Company ("NSP"). As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete. Cottage Grove currently estimates that construction and start-up of the Cottage Grove Power Plant will be completed on August 29, 1997.

   As a result of the Contractor's failure to complete construction and start-up of the Cottage Grove Power Plant by May 31, 1997, the Contractor is required, until completion of construction, to reimburse Cottage Grove for extension fees paid under its PPA, and to pay certain liquidated damages. Cottage Grove has extended the milestone for the delivery of energy under its PPA to August 31, 1997. Cottage Grove has recorded receivables from the Contractor of $1,732,730 at June 30, 1997, which is comprised of reimbursable extension fees of $800,001 and delay liquidated damages of $932,729. Also, as of June 30, 1997, Cottage Grove had retained construction contract payments
(in the form of cash and an irrevocable letter of credit) totaling $10,715,048.

Liquidity and Capital Resources

   For the three months ended June 30, 1997, Cottage Grove capitalized construction costs totaling approximately $8,296,000. At June 30, 1997, Cottage Grove's investments held by trustee totaled $29,055,681, of which $6,043,000 was held in a fund reserved for debt service, and $7,657,296 was held in a contingency fund to pay for project cost overruns. Cottage Grove transferred $1,277,235 from the contingency fund during the second quarter of 1997 to fund estimated increases to budgeted construction costs.

   On April 25, 1997, Cottage Grove received an equity contribution of $18,167,000 from TPC Cottage Grove, Inc. The funds were deposited with Cottage Grove's trustee and were available upon deposit for payment of Cottage Grove project costs.

Whitewater

Power Plant Construction

   The Whitewater Power Plant is being constructed by Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor") pursuant to a turnkey construction contract (the "Whitewater Construction Contract"). Westinghouse Electric had agreed to complete the construction and start-up of the Whitewater Power Plant to specified performance levels by May 31, 1997. Westinghouse began construction of the Whitewater Power Plant on June 30, 1995.

   At June 30, 1997, the construction and start-up of the Whitewater Power Plant had not been completed. The Contractor has experienced a number of equipment difficulties which have delayed the completion of construction and start-up. These difficulties include (i) inability to meet performance and emission requirements when running the Power Plant on fuel oil, (ii) increased utilization of catalyst to control emissions, and (iii) a leak in the high pressure section of the steam turbine. These difficulties have caused a more lengthy start-up period than originally anticipated.

   In order to demonstrate that construction of the Power Plant is complete, the Contractor is required to demonstrate, with the concurrence of Whitewater and R.W. Beck, the independent engineer, that: (i) the Power Plant is mechanically and electrically sound and free from known defects or deficiencies that affect the safety and reliability of the Power Plant,
(ii) the Power Plant meets certain performance and emissions guarantees,
(iii) the Power Plant successfully completes testing designed to demonstrate the Power Plant's reliability, and (iv) the Power Plant successfully completes testing required by Whitewater's PPA with Wisconsin Electric Power Company ("WEPCO"). As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete. Whitewater currently estimates that construction and start-up of the Whitewater Power Plant will be completed on August 18, 1997.

   As a result of the Contractor's failure to complete construction and start-up of the Whitewater Power Plant by May 31, 1997, the Contractor is required, until completion of construction, to reimburse Whitewater for extension fees paid under its PPA, and to pay certain liquidated damages. Whitewater has extended the milestone for the delivery of energy under its PPA to August 18, 1997. Whitewater has recorded receivables from the Contractor of $983,764 for delay liquidated damages at June 30, 1997. Also, as of June 30, 1997, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling $10,997,751.

Liquidity and Capital Resources

   For the three months ended June 30, 1997, Whitewater capitalized construction costs totaling approximately $7,039,000. At June 30, 1997, Whitewater's investments held by trustee totaled $30,932,826, of which $6,900,000 was held in a fund reserved for debt service, and $7,706,049 was held in a contingency fund to pay for project cost overruns. Whitewater transferred $2,270,407 from the contingency fund during the second quarter of 1997 to fund estimated increases to budgeted construction costs.

   On April 25, 1997, Whitewater received an equity contribution of $20,556,000 from TPC Whitewater, Inc. The funds were deposited with Whitewater's trustee and were available upon deposit for payment of Whitewater project costs.

Replacement Power

   In accordance with Whitewater's PPA, Whitewater is responsible for reimbursing WEPCO for the actual increased costs of capacity and energy acquired to replace the capacity and energy which were to be provided by the Whitewater Power Plant. Whitewater's obligation to reimburse WEPCO for these "Replacement Power" costs began on June 23, 1997 and continues until construction and start-up of the Whitewater Power Plant is complete. Whitewater has an obligation for Replacement Power costs if WEPCO's actual costs of capacity and energy exceed the amounts which would have been paid to Whitewater under the PPA. For the period from June 23, 1997 through June 30, 1997, WEPCO has provided an invoice for Replacement Power costs in the amount of $174,860. This amount has been reflected in Whitewater's balance sheet as of June 30, 1997, and in its statements of cash flows for the periods then ended. Whitewater's obligation for Replacement Power costs is a project cost and will be payable from the project's contingency fund.

Greenhouse

   Whitewater has a construction contract with Dominion Growers/Whitewater, L.C. ("Dominion") to design, engineer, interconnect, construct and start-up a greenhouse (the "Greenhouse") adjacent to the Whitewater site. Construction of the Greenhouse was substantially completed on June 2, 1997. On June 6, 1997, an amendment to the construction contract was executed to clarify Dominion's fee for construction of the Greenhouse and to reflect other revisions to the construction contract. Final completion of Greenhouse construction is anticipated by August 31, 1997.

   Whitewater had a lease agreement with Dominion (the "Dominion Lease"). Under the Dominion Lease, Whitewater had agreed to lease to Dominion the Greenhouse and an approximate 38-acre parcel of land upon which the Greenhouse has been constructed. The Dominion Lease was to commence upon substantial completion of construction of the Greenhouse and expire on the later of (i) the 25th anniversary of the Whitewater Commercial Operations Date, and (ii) May 31, 2022. In connection with the Dominion Lease, Whitewater also had a hot water supply agreement with Dominion to supply the hot water requirements of the Greenhouse.

   Due to changed circumstances occurring in 1996, Whitewater and Dominion agreed to terminate the Dominion Lease and the related hot water supply agreement with Dominion. To replace these Dominion arrangements, Whitewater has entered into an operational services agreement (the "Greenhouse Operational Services Agreement") with FloriCulture, Inc. ("FloriCulture"), an affiliate of Whitewater, to operate the Greenhouse for the benefit of Whitewater.

   Under the terms of the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse facility. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse facility, and will receive an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement expires on May 31, 2022, unless terminated earlier by mutual written agreement of Whitewater and FloriCulture.

PART II/ITEM 1.  LEGAL PROCEEDINGS

   During the second quarter of 1997, Funding, Cottage Grove and Whitewater have not been parties to any material legal proceedings.


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

LS POWER FUNDING CORPORATION


By:  /s/ Michael S. Liebelson
   Name:  Michael S. Liebelson
   Title:  Managing Director and Treasurer
   Date:  August 12, 1997


LSP-COTTAGE GROVE, L.P.

By:  LSP-Cottage Grove, Inc.
Its: General Partner

By:  /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  August 12, 1997


LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner

By:  /s/ Michael S. Liebelson
     Name:  Michael S. Liebelson
     Title:  Managing Director and Treasurer
     Date:  August 12, 1997

                    LS Power Funding Corporation
                      LSP-Cottage Grove, L.P.
                 LSP-Whitewater Limited Partnership

                     Financial Statement Index
                                                             Page
LS POWER FUNDING CORPORATION
   Balance sheets as of June 30, 1997 and December 31, 1996. . . . . .F-2
   Statements of operations for the three months ended
     June 30, 1997 and 1996, and for the six months
     ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .F-3
   Statements of cash flows for the six months ended
     June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .F-4
   Notes to financial statements . . . . . . . . . . . . . . . . . . .F-5

LSP-COTTAGE GROVE, L.P.
   Balance sheets as of June 30, 1997 and December 31, 1996. . . . . .F-7
   Statements of cash flows for the six months ended June 30, 1997 and 1996, and the period from Inception (December 14, 1993)
     to June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . .F-8
   Notes to financial statements . . . . . . . . . . . . . . . . . . .F-9

LSP-WHITEWATER LIMITED PARTNERSHIP
   Balance sheets as of June 30, 1997 and December 31, 1996. . . . . F-11
   Statements of cash flows for the six months ended June 30, 1997 and 1996, and the period from Inception (December 14, 1993)
     to June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . F-12
   Notes to financial statements . . . . . . . . . . . . . . . . . . F-13

                    LS POWER FUNDING CORPORATION

                            BALANCE SHEETS


                                                 June 30,     December 31,
                                                   1997           1996
                                               (Unaudited)
                               ASSETS
CURRENT ASSET - Cash                         $      1,000     $      1,000

INVESTMENT IN FIRST MORTGAGE BONDS            332,000,000      332,000,000

     Total Assets                            $332,001,000     $332,001,000


                LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITY - Senior Secured Bonds Payable     $332,000,000     $332,000,000

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

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                               Three Months                Six Months
                              Ended June 30,              Ended June 30,
                             1997         1996          1997         1996

Interest Income          $6,471,549    $6,471,549   $12,943,098   $12,943,098

Interest Expense          6,471,549     6,471,549    12,943,098    12,943,098

Net Income (Loss)        $      ---    $      ---   $       ---   $       ---


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                     Six Months Ended June 30,
                                                       1997            1996

Cash Flows From Operating Activities                $    ---        $    ---

Cash Flows From Investing Activities                     ---             ---

Cash Flows From Financing Activities                     ---             ---

Increase in cash                                         ---             ---

Cash, beginning of period                              1,000           1,000
Cash, end of period                                   $1,000          $1,000


          See accompanying notes to financial statements.

                    LS POWER FUNDING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1997, and the statements of operations and cash flows for the periods ended June 30, 1997 and 1996 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997, and the results of its operations and its cash flows for the periods ended June 30, 1997 and 1996.

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


3.  CONSTRUCTION

Cottage Grove

   Cottage Grove has entered into a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric Corporation ("Westinghouse Electric"). Westinghouse Electric has committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse Cottage Grove for extension fees paid under its power sales contract with Northern States Power Company ("NSP"), and to pay certain liquidated damages in the event of a delay. At June 30, 1997, the construction and start-up of the Cottage Grove Project had not been completed. Cottage Grove has recorded receivables from Westinghouse Electric of $1,732,730 at June 30, 1997, which is comprised of reimbursable extension fees of $800,001 and delay liquidated damages of $932,729.

   As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete and total costs incurred to date under the construction contract were approximately $106,061,000. Cottage Grove currently estimates that construction and start-up of the Cottage Grove Project will be completed on August 29, 1997.

                   LS POWER FUNDING CORPORATION

            NOTES TO FINANCIAL STATEMENTS - (Concluded)


Whitewater

   Whitewater has entered into a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric.
Westinghouse Electric has committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse Whitewater for extension fees paid under its power sales contract with Wisconsin Electric Power Company ("WEPCO"), and to pay certain liquidated damages in the event of a delay. At June 30, 1997, the construction and start-up of the Whitewater Project had not been completed. Whitewater has recorded receivables from Westinghouse Electric for delay liquidated damages of $983,764 at June 30, 1997.

   As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete and total costs incurred to date under the construction contract were approximately $112,968,000. Whitewater currently estimates that construction and start-up of the Whitewater Project will be completed on August 18, 1997.

General

   As with any major construction effort, construction of the Cottage Grove and Whitewater Projects involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of Westinghouse Electric, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Cottage Grove and Whitewater Projects.


4.  POWER SALES CONTRACTS

Cottage Grove

   Cottage Grove has entered into a 30 year power sales contract with NSP. The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by May, 1997. The milestone for the delivery of energy may be extended on a month-to-month basis for up to 26 months for a fee of $400,000 per month for each of the first two months, and $266,667 per month for each month thereafter. Cottage Grove has extended the milestone for the delivery of energy to August 31, 1997.

Whitewater

   Whitewater has entered into a 25 year power sales contract with WEPCO. The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by June, 1997. The milestone for the delivery of energy may be extended on a daily basis for up to 24 months, less extensions of other milestones, for a fee of $50,000 per month. Whitewater has extended the milestone for the delivery of energy to August 18, 1997.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                          BALANCE SHEETS

                                                   June 30,      December 31,
                                                    1997            1996
                                                 (Unaudited)
                              ASSETS

CURRENT ASSETS - Cash                           $    103,638    $    103,224

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value             29,055,681      28,108,244

PLANT, PROPERTY AND EQUIPMENT                    145,071,250     125,596,814

DEBT ISSUANCE AND FINANCING COSTS                  6,648,004       6,773,753

OTHER ASSETS                                             500             500

   Total Assets                                 $180,879,073    $160,582,535


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable            $  7,711,073    $  5,581,535

FIRST MORTGAGE BONDS PAYABLE                     155,000,000     155,000,000

   Total Liabilities                             162,711,073     160,581,535

CONTINGENCIES

PARTNERS' CAPITAL                                 18,168,000           1,000

   Total Liabilities and Partners' Capital      $180,879,073    $160,582,535


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                 December 14,
                                                              1993 (inception)
                                    Six Months Ended June 30,    to June 30,
                                       1997          1996           1997
Cash Flows From Investing Activities:
 Acquisition of land and
  improvements                    $        ---   $        ---  $     (97,590)
 Payments on construction
  in progress                      (18,024,600)   (39,133,197)  (145,470,724)
 Investments held by trustee       (18,167,000)           ---   (173,167,000)
 Investments drawn for
  construction                      18,025,014     39,322,340    152,793,591
 Investment in LS Power
  Funding Corporation                      ---            ---           (500)
Cash provided by (used in)
 investing activities              (18,166,586)       189,143   (165,942,223)

Cash Flows From Financing Activities:
 Debt issuance and
  financing costs                          ---       (153,348)    (7,122,139)
 Proceeds from First
  Mortgage Bonds                           ---            ---    155,000,000
 Capital contributions              18,167,000            ---     18,168,000
Cash provided by (used in)
 financing activities               18,167,000       (153,348)   166,045,861

Increase in cash                           414         35,795        103,638

Cash, beginning of period              103,224         55,030            ---
Cash, end of period               $    103,638   $     90,825  $     103,638


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
 Increase in total
  construction in progress        $(19,474,436)  $(37,849,335) $(144,973,660)
 Amortization of debt
  issuance and financing costs         125,749        118,360        474,135
 Interest income on
  investments held by trustee         (805,451)    (2,668,376)    (8,682,272)
 Decrease in other current assets          ---         12,926            ---
 Increase in accounts payable        2,129,538      1,253,228      7,711,073
Payments on construction
 in progress                      $(18,024,600)  $(39,133,197) $(145,470,724)


         See accompanying notes to financial statements.

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1997, and the statements of cash flows for the periods ended June 30, 1997 and 1996 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997, and its cash flows for the periods ended June 30, 1997 and 1996.

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


3.  INVESTMENTS HELD BY TRUSTEE

   Investments held by trustee consists of:
                                                June 30,         December 31,
                                                  1997               1996

   Overnight repurchase obligations            $26,081,229       $28,108,244
   Accounts receivable - Westinghouse            1,732,730               ---
   Accounts receivable - Northern States
    Power Company                                1,241,722               ---
                                               $29,055,681       $28,108,244

                     LSP-COTTAGE GROVE, L.P.
    (a Delaware Limited Partnership in the Development Stage)

           NOTES TO FINANCIAL STATEMENTS - (Concluded)


   Overnight repurchase obligations are secured by U.S. Treasury notes. Accounts receivable - Westinghouse represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for reimbursement of extension fees paid to Northern States Power Company ("NSP") under the Partnership's power sales contract with NSP, and for delay liquidated damages due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Cottage Grove Project by May 31, 1997. Accounts receivable - Northern States Power Company represents amounts due for test energy delivered to NSP during start-up of the Cottage Grove Project.

   The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Investments held by trustee are carried at cost, which approximated market at June 30, 1997 and December 31, 1996.


4.  CONSTRUCTION

   The Partnership has entered into a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric has committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with NSP, and to pay certain liquidated damages in the event of a delay. At June 30, 1997, the construction and start-up of the Cottage Grove Project had not been completed. The Partnership has recorded receivables from Westinghouse Electric of $1,732,730 at June 30, 1997, which is comprised of reimbursable extension fees of $800,001 and delay liquidated damages of $932,729.

   As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete and total costs incurred to date under the construction contract were approximately $106,061,000. The Partnership currently estimates that construction and start-up of the Cottage Grove Project will be completed on August 29, 1997. As with any major construction effort, construction of the Cottage Grove Project involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of Westinghouse Electric, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Cottage Grove Project.


5.  POWER SALES CONTRACT

   The Partnership has entered into a 30 year power sales contract with NSP. The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by May, 1997. The milestone for the delivery of energy may be extended on a month-to-month basis for up to 26 months for a fee of $400,000 per month for each of the first two months, and $266,667 per month for each month thereafter. The Partnership has extended the milestone for the delivery of energy to August 31, 1997.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
        (a Delaware Limited Partnership in the Development Stage)

                              BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1997          1996
                                                    (Unaudited)
                              ASSETS

CURRENT ASSETS:
 Cash                                              $    447,636  $    101,114
 Other current assets                                       ---           575
     Total Current Assets                               447,636       101,689

INVESTMENTS HELD BY TRUSTEE, stated at
 cost which approximates market value                30,932,826    34,414,528

PLANT, PROPERTY AND EQUIPMENT                       167,263,637   149,232,431

DEBT ISSUANCE AND FINANCING COSTS                     6,740,539     6,868,561

OTHER ASSETS                                                500           500

   Total Assets                                    $205,385,138  $190,617,709


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITY - Accounts payable               $  7,828,138  $ 13,616,709

FIRST MORTGAGE BONDS PAYABLE                        177,000,000   177,000,000

   Total Liabilities                                184,828,138   190,616,709

CONTINGENCIES

PARTNERS' CAPITAL                                    20,557,000         1,000

   Total Liabilities and Partners' Capital         $205,385,138  $190,617,709


         See accompanying notes to financial statements.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
       (a Delaware Limited Partnership in the Development Stage)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                December 14,
                                                              1993 (inception)
                                  Six Months Ended June 30,      to June 30,
                                     1997           1996            1997
Cash Flows From Investing Activities:
 Acquisition of land
  and improvements              $        ---   $   (145,765)   $  (3,538,281)
 Payments on construction
  in progress                    (24,557,080)   (43,223,420)    (165,287,819)
 Investments held by trustee     (20,556,000)           ---     (197,556,000)
 Investments drawn
  for construction                24,903,602     43,517,756      176,496,676
 Investment in LS Power
  Funding Corporation                    ---            ---             (500)
Cash provided by (used in)
 investing activities            (20,209,478)       148,571     (189,885,924)

Cash Flows From Financing Activities:
 Debt issuance and
  financing costs                        ---       (153,348)      (7,223,440)
 Proceeds from
  First Mortgage Bonds                   ---            ---      177,000,000
 Capital contributions            20,556,000            ---       20,557,000
Cash provided by (used in)
 financing activities             20,556,000       (153,348)     190,333,560

Increase (decrease) in cash          346,522         (4,777)         447,636

Cash, beginning of period            101,114         71,441              ---
Cash, end of period             $    447,636   $     66,664    $     447,636


RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
 Increase in total
  construction in progress      $(18,031,206)  $(41,754,725)   $(163,725,356)
 Amortization of debt issuance
  and financing costs                128,022        120,548          482,901
 Interest income on
  investments held by trustee       (865,900)    (3,023,712)      (9,873,502)
 Decrease in other
  current assets                         575            ---              ---
 Increase (decrease) in
  accounts payable                (5,788,571)     1,434,469        7,828,138
Payments on
 construction in progress       $(24,557,080)  $(43,223,420)   $(165,287,819)


         See accompanying notes to financial statements.

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   The balance sheet as of June 30, 1997, and the statements of cash flows for the periods ended June 30, 1997 and 1996 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997, and its cash flows for the periods ended June 30, 1997 and 1996.

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


3.  INVESTMENTS HELD BY TRUSTEE

   Investments held by trustee consists of:
                                                   June 30,      December 31,
                                                     1997            1996

   Overnight repurchase obligations              $29,017,379     $34,414,528
   Accounts receivable - Westinghouse                983,764             ---
   Accounts receivable - Wisconsin Electric
    Power Company                                    931,683             ---
                                                 $30,932,826     $34,414,528

                LSP-WHITEWATER LIMITED PARTNERSHIP
    (a Delaware Limited Partnership in the Development Stage)

             NOTES TO FINANCIAL STATEMENTS - (Continued)


   Overnight repurchase obligations are secured by U.S. Treasury notes. Accounts receivable - Westinghouse represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Whitewater Project by May 31, 1997. Accounts receivable - Wisconsin Electric Power Company represents amounts due for test energy delivered to Wisconsin Electric Power Company ("WEPCO") during start-up of the Whitewater Project.

   The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Investments held by trustee are carried at cost, which approximated market at June 30, 1997 and December 31, 1996.


4.  CONSTRUCTION

   The Partnership has entered into a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric has committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with WEPCO, and to pay certain liquidated damages in the event of a delay. At June 30, 1997, the construction and start-up of the Whitewater Project had not been completed. The Partnership has recorded receivables from Westinghouse Electric for delay liquidated damages of $983,764 at June 30, 1997.

   As of June 30, 1997, engineering, procurement and construction was estimated to be 99% complete and total costs incurred to date under the construction contract were approximately $112,968,000. The Partnership currently estimates that construction and start-up of the Whitewater Project will be completed on August 18, 1997. As with any major construction effort, construction of the Whitewater Project involves many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interferences, engineering, environmental permitting or geological problems and unanticipated cost increases for reasons beyond the control of Westinghouse Electric, the occurrence of which could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design or operation of the Whitewater Project.


5.  POWER SALES CONTRACT

   The Partnership has entered into a 25 year power sales contract with WEPCO. The power sales contract is subject to termination if specified construction, energy delivery and other milestone deadlines are not met. The power sales contract requires delivery of energy by June, 1997. The milestone for the delivery of energy may be extended on a daily basis for up to 24 months, less extensions of other milestones, for a fee of $50,000 per month. The Partnership has extended the milestone for the delivery of energy to August 18, 1997.

   In accordance with the power sales contract with WEPCO, the Partnership is responsible for reimbursing WEPCO for the actual increased costs of capacity and energy acquired to replace the capacity and energy which were to be provided by the Whitewater Project. The Partnership's obligation to reimburse WEPCO for these "Replacement Power" costs began on June 23, 1997 and continues until construction and start-up of the Whitewater Project is complete. The Partnership has an obligation for Replacement Power costs if WEPCO's actual costs of capacity and energy exceed the amounts which would have been paid to the Partnership under the PPA. For the period from June 23, 1997 through June 30, 1997, WEPCO has provided an invoice for Replacement Power costs in the amount of $174,860. This amount has been reflected in the Partnership's balance sheet as of June 30, 1997, and in its statements of cash flows for the periods then ended.

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

4.2. Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee).*

Exhibit No.                Description
4.3. Trust Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee).*

4.4. Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.*

4.5.      Form of Senior Secured Bond (included in Exhibit 4.1).*

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

Exhibit No.         Description
10.25. Collateral Agency and Intercreditor Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each Additional Permitted Debt Agent (as defined therein), IBJ Schroder Bank & Trust Company, as trustee, the Other Representatives (as defined therein) and The Chase Manhattan Bank (National Association), as depositary agent, and as collateral agent.*

10.26. Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, and as depositary agent.*

10.27. Credit Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the lenders party thereto and The Chase Manhattan Bank (National Association), as agent.*

10.27.1 Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New
          York and Grand Cayman Branches, and LSP-Cottage Grove, L.P.***

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

10.30.    Mortgage, Assignment of Rents, Security
          Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee.*

Exhibit No.         Description
10.31. Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of The Chase Manhattan Bank (National Association), as agent under the Credit Agreement.*

10.32.    Subordinated Mortgage, Assignment of Rents, Security
          Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Cottage Grove, L.P., as mortgagor, and Northern States Power Company, as mortgagee.*

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

10.36. Letter Agreement dated June 1, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.37. Letter Agreement dated June 8, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.38. Letter Agreement dated June 12, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P.*

10.39. Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P.*

10.40. Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.**

10.41. Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Cottage Grove, L.P.**

Exhibit No.         Description
10.42. Parts Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.**

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

10.48. Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P.*

10.49. First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Cottage
          Grove, L.P.*

10.50. Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P.*

10.51. First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P.*

10.52. Amended and Restated Gas Supply Transportation Agreement dated as of May 8, 1995 between Peoples Natural Gas Company and LSP-Cottage Grove, L.P.*

Exhibit No.         Description
10.53. Amended and Restated Cottage Grove Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company,
          Peoples Natural Gas Company and LSP-Cottage Grove, L.P.*

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

Exhibit No.         Description
10.63.    Consent and Agreement dated as of May 1, 1995 among
          Westinghouse Operating Services Company, Inc., LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
          Association), as collateral agent.*

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

10.68. Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.69. Consent and Agreement dated as of May 1, 1995 among Peoples Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.*

10.70. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Electric Corporation.*

10.71. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Operating Services Company, Inc.*

Exhibit No.         Description
10.72. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Aquila Energy Marketing Corporation.*

10.73. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Natural Gas Clearinghouse.*

10.74. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Northern Natural Gas Company.*

10.75. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company, Northern Natural Gas Company and Peoples Natural
          Gas Company.*

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

Exhibit No.         Description
LSP-Whitewater Limited Partnership Agreements

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

10.86. Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

Exhibit No.         Description
10.87.    Pledge Agreement dated as of May 1, 1995 between
          LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee.*

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

10.95. Second Amendment to Power Purchase Agreement dated as of October 5, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.*

Exhibit No.         Description
10.96. Third Amendment to Power Purchase Agreement dated as of May 5, 1995 between Wisconsin Electric Power Company and
          LSP-Whitewater Limited Partnership.*

10.96.1 Fourth Amendment to Power Purchase Agreement dated as of March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.*****

10.97. Interconnection Agreement dated as of May 12, 1995 between Wisconsin Electric Power Company and LSP-Whitewater
          Limited Partnership.*

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

10.102.   Parts Agreement dated as of April 10, 1995 between
          Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership.**

10.103. Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater Limited
          Partnership.*

10.104. Steam Supply Agreement dated as of July 25, 1994 between the Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership.*

Exhibit No.         Description
10.105. Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and
          LSP-Whitewater Limited Partnership.*

10.106.   Construction Contract dated as of May 1, 1995 between
          Dominion Growers/Whitewater, L.C. and LSP-Whitewater
          Limited Partnership.*

10.106.1  Addendum to Construction Contract dated as of June 6,
          1997 between Dominion Growers/Whitewater, L.C. and
          LSP-Whitewater Limited Partnership.

10.107.   Deed of Lease dated as of May 1, 1995 between Dominion
          Growers/Whitewater, L.C. and LSP-Whitewater Limited
          Partnership.*

10.107.1  Settlement Agreement dated as of May 27, 1997 between
          Dominion Growers/Whitewater, L.C. and LSP-Whitewater
          Limited Partnership.

10.107.2  Greenhouse Operational Services Agreement dated as of
          May 27, 1997 between FloriCulture, Inc. And LSP-
          Whitewater Limited Partnership.

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

10.119. Interruptible Throughput Service Agreement (Northern Contract #24200) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.120. Interruptible Throughput Service Agreement (Northern Contract #24201) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

10.121. Firm Deferred Delivery Service Agreement (Northern Contract #23282) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

Exhibit No.         Description
10.122. Interruptible Deferred Delivery Service Agreement (Northern Contract #24202) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited
          Partnership.*

10.123. Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

10.124.   Consent and Agreement dated as of May 1, 1995 among
          Wisconsin Electric Power Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
          Association), as collateral agent.*

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

Exhibit No.         Description
10.130. Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc.,
          LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

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

10.136. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Natural Gas Clearinghouse.*

10.137. Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Northern Natural Gas Company.*

Exhibit No.         Description
10.138. Easement dated May 11, 1995 granted by the University of Wisconsin-Whitewater to LSP-Whitewater Limited Partnership.*

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

10.147.   Easement dated May 31, 1995 granted by Daniel L.
          Schwertfeger and Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership.*

10.148. Easement dated June 2, 1995 granted by Jerry C. Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership.*

10.149 Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T. Hagen to LSP-Whitewater Limited Partnership.*

10.150.   Easement dated June 1, 1995 granted by Dean A. Cox and
          Maybell Cox to LSP-Whitewater Limited Partnership.*

Exhibit No.         Description
10.151.   Easement dated June 5, 1995 granted by John's Disposal
          Service, Inc. to LSP-Whitewater Limited Partnership.*

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

10.162. Assignment dated as of November 23, 1994 between Granite Power Partners L.P. and LSP-Whitewater Limited Partnership.*

Exhibit No.         Description
10.163.   Acknowledgment and Consent dated June 30, 1995 among
          Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc.*

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

*         Incorporated herein by reference from the Registration
          Statement on Form S-4, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater
          Limited Partnership (collectively, the "Registrants") on August 16, 1995, as amended.
** In addition to the note for "*" above, confidential treatment has been granted for certain portions of the noted document.
*** Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File
          No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
**** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File
          No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
***** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File
          No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.

Exhibit 10.106.1

           ADDENDUM TO CONSTRUCTION CONTRACT

     THIS ADDENDUM TO CONSTRUCTION CONTRACT, made and entered into this 6th day of June, 1997, by and between LSP-WHITEWATER LIMITED PARTNERSHIP, a Delaware Limited Partnership, (hereinafter referred to as "Owner"), and DOMINION GROWERS/WHITEWATER, L.C., a Virginia
Limited Liability Company, (hereinafter referred to as "Contractor"),

     WHEREAS, Owner and Contractor entered into a certain Construction
Contract dated May 1, 1995 (hereinafter referred to as the "Agreement"); and
     WHEREAS, the parties wish to amend the provisions of the Agreement as set forth herein;
     NOW, THEREFORE, WITNESSETH:
     That for and in consideration of the sum of Ten Dollars ($10.00), cash in hand paid and other good and valuable consideration, hereby acknowledged by the parties to be sufficient at law, the parties hereto agree as follows (capitalized terms used herein but not defined shall have the meanings set forth in the Agreement):
1. That notwithstanding the provisions of the Agreement (including, but not limited to, (a) the definition of the "Contractor's Fee" set forth in Section
1.1 of Article I; and (b) the Contract Price and the Payment Schedule set forth in Paragraphs 4.1 and 4.2 of Article IV, and Changes set out in Article 5), the parties agree as follows:

     1.   That the sole fees due and payable to Contractor under
           the terms of the Agreement, as a Contractor's Fee or
           otherwise, shall be as follows:
               1.  Working Capital Payment
                   (paid on or about May 1, 1995)           $100,000.00;

                   Final Payment
                   (due following Substantial
                    Completion in accordance with
                    Section 4.2.3 of the Agreement)         $254,000.00;

                   Consulting Fee for installation
                    Of Owner supplied equipment
                    (due in accordance with Section 4
                    hereof on or about September 1, 1997)    $25,000.00
                   Total Payments:                          $379.000.00.

          Owner shall also reimburse Contractor pursuant to Section 4.2 of the Agreement, for the actual costs incurred by Contractor to complete the Greenhouse Facility in accordance with the Agreement (as modified hereby), including without limitation, the costs of labor, materials, services and consultant fees up to, including reimbursements made to date, $3,760,000.00 (the "Allowable Cost"). Contractor shall be solely responsible for all completion costs, which, when added to the costs reimbursed to date (such sum, the "Aggregate Completion Cost"), exceed the Allowable Cost; provided however, that, if the Aggregate Completion Cost is less than the Allowable Cost, then Contractor shall receive an additional Contractor's Fee equal to the difference between such amounts. The payment terms of any such Contractor's Fee shall be governed by Section 4.2.3 of the Agreement.
     2. CLARIFICATIONS TO SCOPE: The parties hereto agree that the Contractor shall include within the scope of construction an acceptable back-flow prevention device for the protection of the potable water system and dust isolation construction in the soil mixing area of the barn. The parties further agree that the scope of the Contract shall not include top soil replacement and seeding of the site, the costs involved in the paving of the driveway, or any further grading, ditching, piping and/or landscaping on the site. The parties agree that the equipment to be obtained by Contractor within the scope of the agreement shall be limited to the equipment actually purchased as of the date of this Agreement and that the square foot dimensions of the Greenhouse and the Office/Production and Shipping Barns shall be the as-built dimensions.
     3. HEATING SYSTEM RETENTION: The parties acknowledge and agree that the sum of Seventeen Thousand and 00/100 Dollars ($17,000.00) has been included on the Punch List in respect of the current heating system and that such amount shall be applied in accordance with this Section 3. In the event that the current heating system is not capable of maintaining 70 degrees Fahrenheit (70 F.) ambient temperature in the growing areas in all actual weather conditions, from October 1, 1997 through March 31, 1998 (Heating
System Requirements), due to lack of capacity within the heating system, then said $17,000.00 shall be applied to the costs incurred by the Contractor to correct the heating system to meet the Heating System Requirements.
Application of funds from the $17,000.00 escrow shall be Owner's sole remedy against Contractor for any deficiency in the engineering and/or construction of the heating system.
     If the current heating system meets the Heating System Requirements through March 31, 1998, then the $17,000.00 shall be paid to Contractor on or before April 10, 1998. If corrections are required, payment of any funds remaining in the escrow after payment of costs to repair and/or upgrade the heating system shall be paid to the Contractor within ten (10) days of completion and acceptance by Owner of necessary repairs and/or upgrades.

    If any deficiency in the Heating System Requirements is noted, Contractor shall be notified, in writing, within forty-eight (48) hours, and Contractor shall be given the opportunity to evaluate the heating system at that time to determine compliance with Heating System Requirements and to determine what repairs and/or upgrades may be required. Contractor shall have forty (40) days from the date of Owner's notification to complete any necessary repairs and/or upgrades. After such time, if, in Owner's opinion, Contractor has failed to properly complete such repairs and/or upgrades, Owner shall be free to retain another firm to complete such work and shall be entitled to apply all costs associated therewith against the $17,000.00 in escrow.
     4. RETAINER AGREEMENT: The Twenty-Five Thousand and 00/100 Dollar ($25,000.00) Consulting Fee referred to in Section 1 hereof of the Contractor's Fee shall be retained by Owner in a retainer account (Retainer Account) and shall be applied to cover Contractor's costs in assisting Owner in the layout and installation of soil mixing and production line equipment. Contractor may bill Owner for Contractor's actual out-of-pocket costs for transportation, meals, lodging and a per-diem fee of Four Hundred and 00/100 Dollars ($400.00) per day for each day Contractor is present on the site assisting in the installation to be paid from the Retainer Account; provided, however, in no case shall the Contractor's fees incurred exceed the amount of the Retainer Account. The balance of the Retainer Account shall be paid to Contractor at the earlier of: (a) when all soil mixing and production line equipment is installed and operating to the satisfaction of the operating company, or
(b)  September 30, 1997.
     5. Except as specifically modified herein, the Agreement shall remain in full force and effect and unaltered by the terms of this Addendum.
     WITNESS the following signatures and seals, this 6th day of June, 1997. EXECUTED IN DUPLICATE, EACH DEEMED TO BE AN ORIGINAL.

                          LSP-WHITEWATER LIMITED PARTNERSHIP
                           a Delaware Limited Partnership
                          By:  LSP-WHITEWATER I, INC.,
                               its General Partner


                          By:  /s/ Michael Liebelson
                               MICHAEL LIEBELSON
                          TITLE:  MANAGING DIRECTOR

                    DOMINION GROWERS/WHITEWATER, L.C.,
                           a Virginia Limited Liability Company
                          By:  DOMINION GROWERS, INC.,
                               a Virginia Stock Corporation,
                          Managing Principal


                          By: /s/ Johannes C. Van Wingerden
                              JOHANNES C. VAN WINGERDEN, PRESIDENT

Exhibit 10.107.1
                  SETTLEMENT AGREEMENT


     THIS SETTLEMENT AGREEMENT, made and entered into this 27th day of May, 1997, by and between LSP-WHITEWATER LIMITED PARTNERSHIP, a Delaware Limited Partnership, (hereinafter referred to as "LSP"), and DOMINION GROWERS/WHITEWATER, L.C., a Virginia Limited Liability Company, (hereinafter referred to as "Dominion");

     WHEREAS, LSP and Dominion entered into a certain Deed of Lease dated May 1, 1995, (hereinafter referred to as the "Lease") and a certain Greenhouse Hot Water Supply Agreement dated May 1, 1995, (hereinafter referred to as the "Hot Water Agreement"); and

     WHEREAS, the parties wish to terminate the Lease and the Hot Water
Agreement;

     NOW, THEREFORE, WITNESSETH:

     That for and in consideration of the sum of Ten Dollars ($10.00), cash in hand paid and other good and valuable consideration, hereby acknowledged by the parties to be sufficient at law, the parties hereto agree as follows:

     1.   TERMINATION OF LEASE AGREEMENT:  The parties hereto
agree that effective the date of this Settlement Agreement, the Lease Agreement shall be null and void and of no further force and effect. Each party agrees that there are no outstanding obligations from LSP to Dominion or from Dominion to LSP arising out of the Lease Agreement on the date of this termination.
     2. TERMINATION OF HOT WATER AGREEMENT: The parties hereto agree that the Hot Water Agreement shall terminate upon the date of this Settlement Agreement and shall be null and void and of no further force and effect. The parties hereto further agree that there are no outstanding obligations from
LSP to Dominion or from Dominion to LSP arising out of the Hot Water Agreement as of the date of this termination.
     3.   ENTIRE AGREEMENT:  AMENDMENTS
          This Settlement Agreement together with any and all documents executed and delivered by LSP and/or Dominion in connection with the execution and delivery of this Settlement Agreement, set forth the entire understanding and agreement of LSP and Dominion solely with respect to the Lease and the Hot Water Agreement and all courses of dealing, usage of trade and all prior representations, promises, understandings and agreements solely with respect to the Lease and the Hot Water Agreement, whether oral or written, or superseded by and merged into this Settlement Agreement. No modification or amendment of this Settlement Agreement shall be binding upon LSP or Dominion, or either, unless in writing and fully executed.
     IN WITNESS WHEREOF, LSP and Dominion have executed this Settlement Agreement, have affixed their seals hereunto and have delivered the same, as of the day, month and year first above written.
     EXECUTED IN DUPLICATE, EACH DEEMED TO BE AN ORIGINAL,
                    LSP-WHITEWATER LIMITED PARTNERSHIP,
                      a Delaware Limited Partnership
                    By:  LSP-WHITEWATER I, INC.,
                         its General Partner


                    By:  /s/ Michael Liebelson
                         MICHAEL LIEBELSON
                         TITLE:  Managing Director

                    DOMINION GROWERS/WHITEWATER, L.C.,
                      a Virginia Limited Liability Company
                    By:  DOMINION GROWERS, INC.,
                         a Virginia Stock Corporation,
                         Managing Principal


                    By:  /s/ Johannes C. Van Wingerden
                    JOHANNES C. VAN WINGERDEN, PRESIDENT

Exhibit 10.107.2


                         GREENHOUSE

               OPERATIONAL SERVICES AGREEMENT


                       by and between


              LSP-WHITEWATER LIMITED PARTNERSHIP,
                             as Owner

                             and


                      FLORICULTURE, INC.,
                           as Operator


                       Dated as of May 27, 1997

       GREENHOUSE OPERATION AND MAINTENANCE AGREEMENT


               GREENHOUSE OPERATIONAL SERVICES AGREEMENT dated as of May 27, 1997 (the "Effective Date"), by and between LSP-Whitewater Limited Partnership, a Delaware limited partnership ("Owner"), and FloriCulture, Inc., a Delaware corporation ("Operator").

                          RECITALS:

               WHEREAS, Owner owns a greenhouse facility in Jefferson County, Wisconsin (as further described in
     Article I, the "Facility");

               WHEREAS, Owner also owns and operates a
     natural gas-fired 250 megawatt cogeneration plant near the Facility in Whitewater, Wisconsin (the "Plant"), which Plant produces hot water useful to the operation of the Facility; and

               WHEREAS, Owner desires to engage Operator to operate, maintain and manage the Facility and to produce, market and sell horticultural products (the
     "Business") on behalf of Owner, in accordance with the terms and conditions set forth herein.

               NOW, THEREFORE, in consideration of the
     mutual covenants and promises set forth herein,

                        IT IS AGREED:

                          ARTICLE I

                         Definitions

          "Affiliate" means, in relation to any Person, any Person which directly or indirectly controls, or is under common control with, or is controlled by such other Person.

         "Agreement" means this Greenhouse Operation and Maintenance Agreement (including all exhibits and schedules attached hereto), as it may be amended, supplemented, or otherwise modified from time to time.

          "Business" shall have the meaning set forth in the recitals hereto.

          "Cold Water" means water returned to Owner at the Cold Water Delivery Point having a temperature which may be less than 130 F and of the same quality as the Hot Water taken.

          "Cold Water Delivery Point" means the point at which the Plant's Cold Water return pipe connects to the Hot Water Storage Tank.

          "Construction Contract" means the Construction
     Contract for the Facility dated as of May 1, 1995 by and between Owner and Contractor.

          "Contractor" means Dominion Growers/Whitewater,
     L.C., a Virginia limited liability company.

          "day" shall mean a calendar day unless otherwise specified.

          "Early Termination" shall have the meaning set forth in Section 8.1.

          "Effective Date" shall have the meaning set forth in the introduction hereto.

          "Emergency" means any event or condition relating to or affecting the Facility which may result in injury to persons or damage to property.

          "Event of Default" shall have the meaning set forth in Section 9.1.

         "Facility" means the greenhouse facility in Jefferson County, Wisconsin owned by Owner, including the Hot Water System.

          "Facility Manager" means the individual designated by Operator and approved by Owner pursuant to Section
     2.11 to direct and manage the Work and to act on behalf of Operator as the primary point of contact with Owner.

          "Facility Permits" means any permit, license, exception, action, order, authorization, assent, consent or approval for the Facility and any amendments, modifications, supplements or additions thereto.

          "Financing Documents" means the indentures, promissory notes, loan agreements, guarantees, assignments, security agreements, mortgages and other agreements between Owner and any Project Lender for the development, construction and/or permanent financing or refinancing of the Plant, and any documents relating thereto, as the same may be amended, supplemented, or otherwise modified from time to time.

          "Force Majeure" shall have the meaning as set forth in Section 12.1.

          "Governmental Authority" means the United States of America, the State of Wisconsin, or any local or special district agency, department, authority, political subdivision, court, judicial or administrative authority or instrumentality of either.

          "Hot Water" means water heated from steam generat-ed by the Plant and delivered to the Facility at the Hot Water Delivery Point at a temperature of 180 F to
     210 F.

          "Hot Water Delivery Point" means the point of mea-surement of the Hot Water supply to the Hot Water Stor-age Tank.

         "Hot Water Storage Tank" means the Hot Water storage tank located adjacent to the Facility.

          "Hot Water System" means the Hot Water Storage
     Tank and the Hot Water and Cold Water piping running between the Facility and the Hot Water Storage Tank.

          "Initial Operating Budget" means the proposed
     Operating Budget for the Facility submitted by Operator to Owner within thirty (30) days of the Effective Date, as thereafter approved by Owner.

          "Initial Operating Plan" means the proposed Oper-ating Plan for the Facility submitted by Operator to Owner within thirty (30) days of the Effective Date, as thereafter approved by Owner.

          "Initial Services" shall have the meaning set forth in Section 2.2.

          "Law(s)" means any constitution, charter, act, statute, law, ordinance, code, rule, regulation, order, permit, condition, specified standards or criteria con-tained in any applicable permit, approval, order, deci-sion, determination or ruling of any Governmental Authority having jurisdiction, all as in effect from time to time.

          "Management Fee" means the amount payable by Owner to Operator as provided in Section 5.3.

          "Management Services" shall have the meaning set forth in Section 2.4.

          "Materials" means all raw and other materials, supplies, spare parts, tools, consumables, chemicals and equipment necessary for the operation of the Business and maintenance of the Facility.

         "Operating Account" means the account established by Operator and funded by Owner pursuant to Section
     5.2(b) for the payment of Reimbursable Costs.

          "Operating Budget" shall have the meaning set forth in Section 2.7.

          "Operating Plan" shall have the meaning as set forth in Section 2.8.

          "Operation and Maintenance Manuals" means the operating manuals and instructions for the Facility provided by Contractor pursuant to the Construction Contract and any other operating instructions, specifications or materials with respect to the Facili-ty provided to Operator by Owner or any other vendors, suppliers, contractors or manufacturers.

          "Operational Services" shall have the meaning set forth in Section 2.3.

          "Operator" shall have the meaning set forth in the introduction hereto.

          "Owner" shall have the meaning set forth in the introduction hereto.

          "Party" means Owner or Operator and in the plural, both Owner and Operator together.

          "Person" shall mean an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture,
     Governmental Authority or other entity of whatever nature.

          "Personnel" means the personnel employed by the Operator and assigned to the Site to operate and maintain the Facility and generally to perform the Work.

         "Plant" shall have the meaning set forth in the recitals hereto.

          "Profit" shall have the meaning set forth in
     Section 5.3.

          "Project Lender" means any bank, financial institution or other Person providing development, construction or permanent financing or refinancing for the Plant.

          "Prudent Operating Practice" means those practices, methods, specifications and standards of safety and performance, as the same may change from time to time, as are commonly used by experienced, knowledgeable and professional firms performing operation and maintenance services on facilities of the type and size similar to the Facility, which in the exercise of reasonable judgement and in the light of the facts known at the time decisions are made, are considered good, safe and prudent practice in connection with the operation and maintenance of green-house facilities and other related equipment, facil-ities and improvements, with commensurate standards of safety, performance, dependability, efficiency and economy.

          "Reimbursable Costs" shall have the meaning set forth in Section 5.2.

          "Revenue Account" means the account designated by Owner in writing following the Effective Date for the deposit of operating revenues of the Facility.

          "Site" means the site where the Facility is located in Jefferson County, Wisconsin.

          "Site Procedures" shall have the meaning set forth in Section 2.6.

         "Standards of Performance" means the standards for Operator's performance of the Work as set forth in Sec-tion 2.5.

          "Utility" means Wisconsin Electric Power Company, a Wisconsin corporation.

          "Work" shall mean collectively, the Initial
     Services, the Operational Services, the Management
     Services and all other obligations of Operator hereunder.

          "Year" shall mean a calendar year.



                         ARTICLE II

                  Operator Responsibilities

               Section 2.1- Independent Contractor. In per-forming the Work, Operator is and shall remain an inde-pendent contractor. Nothing contained in this Agree-ment shall be construed as creating a joint venture or partnership relationship between Operator and Owner.

               Section 2.2- Initial Services.

               Operator shall prepare and deliver to Owner the following items within thirty (30) days after the Effective Date (the "Initial Services"), each of which shall be subject to the timely review, comment and ap-proval of Owner:

               (a) the Site Procedures, in accordance with
     Section 2.6;

               (b) the Initial Operating Budget, in
     accordance with Section 2.7; and

              (c) the Initial Operating Plan, in accordance with Section 2.8.

               Section 2.3- Operational Services.

               On and after the Effective Date, Operator shall perform the following (the "Operational
     Services"):

               (a) subject to the limitation set forth in
     Section 4.1(c), conduct necessary and appropriate com-mercial operations in accordance with the Operating
     Budget and Operating Plan to produce, market and sell horticultural products;

               (b) operate and maintain the Facility such that it takes Hot Water from the Plant in amounts consistent with the design capability of the Hot Water
     System;

               (c) identify, purchase, receive, inspect and inventory all Materials;

               (d) maintain an inventory of Materials ade-quate to support the continuous and successful opera-tion of the Business and the Facility;

               (e) provide the Operating Budget and the Operating Plan in accordance with Sections 2.7 and 2.8;

               (f) coordinate and communicate with the
     Owner's representative assigned to the Facility as necessary for the administration of this Agreement and the performance of Operator's obligations hereunder;

               (g) provide periodic technical and admin-istrative reports, in accordance with Section 2.10;

               (h) maintain, update as necessary, and comply with the Site Procedures, in accordance with Section
     2.6; and

              (i) respond in a timely manner (but in no event shall the time to make such a response exceed five (5) days) to written requests by Owner for information about the Work.

               Section 2.4- Management Services.

               On and after the Effective Date, Operator shall perform the following management tasks for Owner in connection with the business of the Facility (the
     "Management Services"):

               (a) maintain accurate books and records in accordance with Section 2.14;

               (b) pay all taxes and prepare and file all necessary tax returns in accordance with Section 2.13;

               (c) prepare and submit all filings of any nature which are required to be made under any laws, regulations, ordinances or otherwise applicable to the Facility and the Business.

               (d) assist Owner in the maintenance of the Facility Permits and procurement of any revisions, waivers, or additional permits necessary or desirable for the operation of the Facility as contemplated hereunder; and

               (e) do any and all other activities as di-rected in writing by Owner.

               Section 2.5- Standards of Performance.

               Operator shall perform all Work in a careful, professional, prudent and efficient manner in accor-dance with the following requirements (collectively, "Standards of Performance"):

               (a) Prudent Operating Practice;

              (b) the Operation and Mainte-
          nance Manuals;

               (c) the Site Procedures;

               (d) all applicable Laws and Facility Permits;

               (e) the requirements of all
               documents pertaining to insurance
               maintained by Owner for the protec-
               tion of the Facility pursuant to
               Article VI;

               (f) any and all warranties and
               guaranties received from Contractor
               or any other manufacturer or vendor
               of Materials; and

               (g) consistent with Owner's objective to maximize its net profits from the operation of the Facility.

               Section 2.6- Site Procedures. Operator shall prepare on-Site rules, regulations and procedures ("Site Procedures") to which it shall adhere in the performance of its obligations pursuant to this Agreement. Operator shall submit such documents to Owner for review, comment and approval, within thirty
     (30) days after the Effective Date. Owner shall notify Operator in writing of its comments or approval of each Site Procedure within thirty (30) days following Operator's submittal of such proposed Site Procedure to Owner. In addition, Owner may require Operator to pre-pare additional Site Procedures as Owner deems neces-sary. Subsequent modifications to Site Procedures, including any revisions required by Owner's rejection of such Site Procedures, shall likewise be submitted to Owner and Contractor for approval and comment, as applicable, prior to implementation.

               Section 2.7 - Operating Budget.

          Within thirty (30) days after the Effective
     Date, and thereafter, within ninety (90) days prior to the beginning of each Year commencing with 1998, Opera-tor shall submit a proposed operating budget for the Facility (the "Operating Budget"), for Owner's review and approval. Each Operating Budget shall contain an itemized estimate by month of all revenues, Reim-bursable Costs and Management Fees expected for the upcoming Year and shall included all supporting data and assumptions, if any. Each Operating Budget shall be based on Operator's assessment of the required Operational Services and shall reflect the most eco-nomical and reasonable means of performing such Oper-ational Services in accordance with the Standards of Performance. Within thirty (30) days after receipt of the proposed the Operating Budget, Owner shall notify Operator in writing of its approval or any proposed additions, deletions or modifications as Owner may deem necessary or appropriate. The final form of the Operating Budget and any subsequent modifications thereto shall be approved in writing by both Parties, such approval not to be unreasonably withheld. In the event of any disagreement, the Parties shall promptly meet and resolve in good faith any areas of disagreement. Until such time as the Operating Budget is approved, Operator shall continue to perform the Operational Services according to the terms of this Agreement as permitted under the Operating Budget then in effect. If, at any time, Operator determines that the any category within an Operating Budget will vary for such Year by more than five percent (5%) or ten thousand dollars ($10,000), whichever is greater, Operator shall immediately notify Owner and shall follow Owner's instructions regarding further expendi-tures for the operation and maintenance of the Facility pursuant to this Agreement. Until such time as Operator receives such instructions, Operator shall continue to perform the Operational Services according to the terms of this Agreement as permitted under the Operating Budget then in effect.

          Section 2.8- Operating Plan. With each Oper-ating Budget submitted in accordance with Section 2.7, Operator shall submit to Owner for Owner's approval Operator's proposed operating plan for the period covered by such Operating Budget (the "Operating Plan") in a form reasonably acceptable to Owner. Such plan shall describe in detail acceptable to Owner the Operator's plan for the ensuing year for the operation of the Business and the maintenance of the Facility in-cluding, without limitation, a summary of the items in the Operating Budget (including a list of Materials and third party services needed to be procured, identifying the approximate date when an item is needed), hours of operation, holidays to be observed, schedule of third - party services, data regarding expected operating per-formance, projected Hot Water consumption, and any other matters as Owner may require. All such items
     shall be set forth on a monthly basis.   The Operating
     Plan shall also include a marketing plan for the Busi-ness and a Personnel staffing plan and hiring schedule consistent with the requirements of Section 2.11. The proposed Operating Plan shall be accompanied by all underlying assumptions necessary for its evaluation. All actions proposed under the Operating Plan shall comply with the Standards of Performance. Owner shall indicate in writing any proposed revisions, correc-tions, deletions or additions to Operator's proposed Operating Plan within thirty (30) days after each such submission. The final form of the Operating Plan shall be approved in writing by both Parties, such approval not to be unreasonably withheld. In the event of any disagreement, the Parties shall promptly meet and resolve in good faith any areas of disagreement.

               Section 2.9- Deposit of Revenues.  Within ten
     (10) days following the end of each month, Operator shall deposit into the Revenue Account all payments received during such month in connection with the oper-ation of the Facility. Other than for purposes of deposit, the Revenue Account shall be under the sole dominion and control of Owner and, without the prior written consent of Owner, Operator shall have no right of withdrawal from the Revenue Account. All monies deposited into such account, including any interest accruing thereon, shall be for the sole benefit of Owner.

               Section 2.10- Reports. Operator shall, from and after the Effective Date furnish or cause to be furnished to Owner the following reports concerning the Facility's operations:

               (a)     Monthly Reports.  Commencing within ten
     (10) days after the end of each calendar month after the Effective Date, Operator shall submit: (i) a progress report, in detail acceptable to Owner, covering all operations conducted during such calendar month with respect to operations and maintenance, procurement, capital improvements, labor relations, significant interactions with the operator of the Plant, and other significant matters, which report shall include (with respect to quantitative items) a comparison of such items to corresponding values for the preceding month and the same month in the preceding year and list any significant operating problems along with remedial actions planned and a brief summary of major activities planned for the next two reporting periods; and (ii) a statement setting forth all revenues deposited in the Revenue Account and all Reim-bursable Costs paid or incurred, which statement shall itemize in detail acceptable to Owner the computation of such revenues and Reimbursable Costs and shall state whether or not the Facility operations have conformed to the applicable Operating Plan and Operating Budget during such reporting period and if not, the extent and reasons for such deviation and any remedial action, if remediable.

               (b)  Annual Reports.  As soon as available,
     and in any event within thirty (30) days after the end of each Year, Operator shall submit to Owner an annual report certified by the Facility Manager describing in detail substantially similar to that contained in the monthly reports referred to in Section 2.10(a) above, all of the Facility operations for such Year and presenting a comparison of such Facility operations with the Operating Budget and Operating Plan for such Year and the preceding Year (the "Annual Report").
     Within thirty (30) days after the submission of each Annual Report, the Facility Manager shall meet with a representative of Owner to review and discuss the report and to report upon any other aspects of the Facility operations that Owner may request.

               (c)     Additional Reports.  Operator shall
     periodically provide reports to Owner advising Owner of any information Operator becomes aware of concerning changes in Laws and/or Prudent Operating Practices that may be material to the operation and maintenance of the Facility.

               Section 2.11- Personnel.

               (a)  Operator shall employ at the Facility
     the appropriate number of properly qualified and trained Personnel to perform the Operator's obligations under this Agreement as approved under the Operating
     Budget.

               (b)     All Personnel shall be qualified and
     fully trained for their respective positions. All individuals utilized by Operator to perform Work shall be employees of the Operator or subcontractors under Operator's direction. Working hours, rates of compen-sation, and all other matters relating to such Person-nel shall be determined by Operator (subject to Owner's approval with respect to budget items).

               (c) Operator shall retain sole responsibil-ity and control of labor matters pertaining to the Per-sonnel. Operator shall provide Owner with such infor-mation regarding the selection of the Personnel as Owner may reasonably request. With respect to the hiring of Personnel and its employment policy, Operator shall comply with all applicable federal and state labor and employment Laws and shall exercise control over labor relations in a reasonable manner consistent with the intent and purpose of this Agreement.

               Section 2.12- Emergency Procedures. In the case of an Emergency, Operator shall, in accordance with the requirements of the Site Procedures, notify Owner of the nature of such Emergency, the proposed remedial measures and its probable duration. Operator shall take corrective action pursuant to Owner's direc-tion only, provided that Operator shall act immediately as required to prevent or overcome the threat of injury to persons or damage to property or to minimize the adverse consequences thereof pending receipt of instructions by Owner.

               Section 2.13- Taxes. Operator shall pay all federal, state and local sales and use taxes which may be assessed for purchases of Materials, income and unemployment taxes, Federal Insurance Contribution Act
     (FICA) taxes and other taxes which it is obligated to pay with respect to wages and salaries paid by it to its employees performing the Work, and shall maintain all appropriate records with respect thereto.

               Section 2.14- Books and Records. (a) Opera-tor shall maintain operating logs, records and reports (in form and substance as required by the Site Procedures) documenting the operation of the Facility; keep accurate records of all business transactions entered into by Operator; maintain accurate cost ledgers and accounting records regarding the Work in accordance with generally accepted accounting principles for review by Owner. Operator shall also prepare all reports required for Governmental Authorities, or by the Facility Permits in connection with the operation of the Facility, and provide same to Owner for its review and submittal.

               (b) At all reasonable times Owner shall have access to the records maintained pursuant to this

    Section 2.14 and may audit such records and shall have the right to determine whether such practices and systems are in accordance with generally accepted ac-counting principles and cause Operator to make such changes as necessary to conform with such principles.

               Section 2.15- Access.  Operator shall allow
     Owner and such other parties as Owner designates from time to time, to have full, unrestricted access to the Facility and Site and all reports, data, information and documents related to the Facility in Operator's possession.

               Section 2.16- Utilities. Operator shall pro-cure, and pay when due all charges for, all public or private utility services necessary for the operation and maintenance of the Facility including, but not limited to, sewer, gas, light, water, heat and air conditioning, telephone, electricity, trash removal, power and other utility and communications services (all or any one of which hereinafter referred to as "Utility Charges").

               Section 2.17- No Liens or Encumbrances.
     Operator shall keep and maintain the Facility free and clear of all liens and encumbrances resulting from acts or omissions of Operator or subcontractors or work done at the request of Operator or subcontractors to the extent Owner has paid Operator for the Work.

               Section 2.18- Litigation; Permit Lapses.
     Upon obtaining notice or knowledge thereof, Operator shall submit prompt written notice to Owner of: (i) any litigation, or material claim, dispute or action, threatened in writing or filed, concerning the Facili-ty, the Site or the Work; (ii) any written refusal or threatened refusal to grant, renew or extend or any pending or written threatened action that might affect the granting, renewal or extension of, any license, permit, approval, authorization or consent concerning the Facility or the Work; and (iii) any dispute with any Governmental Authority concerning the Facility, the Work or any Facility Permit.


                         ARTICLE III

                   Owner Responsibilities

               Section 3.1- Hot Water Supply. Owner shall supply the Hot Water heating requirements of the Facility in accordance with the terms and conditions of this Agreement. Owner shall notify Operator ten (10) days in advance of the estimated date on which Hot Water will first be supplied to the Facility.

               Section 3.2- Insurance. Owner shall provide insurance coverage for the Facility and the Site in accordance with Article VI.

               Section 3.3- Reasonable Access. Owner shall provide and grant to Operator a right of access to the Facility and the Site throughout the term of this Agreement. As reasonably requested by Operator, Owner shall provide Operator with reasonable access to any information in its possession relating to the physical characteristics of the Facility.

               Section 3.4- Accommodations. Owner shall provide for and make available to Operator such office space, storage facilities, unloading areas and rest rooms as Operator may reasonably require and are reasonably practicable at the Facility, as constructed pursuant to the Construction Contract.

               Section 3.5- Manuals and Drawings. Owner shall provide Operator with all Operation and Maintenance manuals and all drawings, specifications, diagrams, and other information which Owner has or may obtain with respect to the Facility.

               Section 3.6- Real Estate Taxes. Owner shall pay (or reimburse Operator) for any real estate or property taxes which may be assessed against it and/or
     Operator associated with the Facility.

               Section 3.7- Maintenance of Permits. Owner shall pay for and maintain, with the cooperation of the Operator, any and all Facility Permits, including any required renewals of thereof.

               Section 3.8- Payment. Owner shall make pay-ments to Operator pursuant to Article V.


                         ARTICLE IV

                  Limitations on Authority

               Section 4.1- General Limitations. Notwith-standing any provision in this Agreement to the contrary, unless previously expressly approved in the Operating Budget or Operating Plan or otherwise ap-proved in writing by Owner, neither Operator nor any agent, representative or subcontractor of Operator shall:

               (a)     Disposition of Assets.  Sell, lease,
     pledge, mortgage, convey, or make any license, exchange or other transfer or disposition of any property or any interest therein comprising any part of the Facility;

               (b)     Significant Expenditures.  Make or
     commit to any expenditure, incur any obligation or liability or acquire on a Reimbursable Cost basis any Materials, third party services, assets or other items costing in excess of $10,000, or consent or agree to do any of the foregoing;

               (c)     Vegetable Products.  For a period of
     seven (7) years from the date hereof (or such shorter period as Owner shall permit), use the Facility for the cultivation for commercial sale of detached, severed, or harvested vegetable products for human ingestion;

              (d)  Other Actions.  Take or agree to take
     any other action that materially varies with the applicable Operating Plan or Operating Budget or fail to take any action required by the Operating Plan or Operating Budget; or

               (e) Lawsuits and Settlements. Settle, com-promise, assign, pledge, transfer, release or consent to the compromise, assignment, pledge, transfer or re-lease of, any claim, suit, debt, demand or judgment against or due by, Owner or Operator, the cost of which, in the case of Operator, would be a Reimbursable Cost hereunder, or submit any such claim, dispute or controversy to arbitration or judicial process, or stipulate in respect thereof to a judgment, or consent to do the same or commence any litigation, action, arbitration, or other proceeding on behalf of Owner.

               Section 4.2- Execution of Documents. Any agreement, contract, notice or other document per-taining to the Work that is expressly permitted here-under (or under written approval of Owner) to be executed by Operator shall be executed by the Facility Manager or, subject to prior written notice to Owner, such other individual representative of Operator who is authorized and empowered by Operator to execute such documents.


                          ARTICLE V

                  Payment Amount and Terms

               Section 5.1 - Payment.  As the sole and
     exclusive compensation and reimbursement to Operator for the performance of the Work hereunder, Owner shall pay Operator, in accordance with this Article V, all Reimbursable Costs and the Management Fee.

              Section 5.2- Reimbursable Costs.

               (a) Covered Expenditures. Subject to the limitations on expenditures set forth elsewhere in this Agreement, Owner shall reimburse Operator for the fol-lowing costs incurred by Operator in performing the Work, each as properly incurred by Operator pursuant to this Agreement and documented by written invoice or receipt provided to Owner (the "Reimbursable Costs"):
     (i) the actual costs of all Materials and third party services procured hereunder; (ii) the actual payroll cost for the Personnel involved in the performance of the Work, including overtime and relocation costs, unemployment and disability insurance, worker's compensation, vacation, holidays, fringe benefits and other statutory compensation; (iii) the actual cost of the taxes specified in Section 2.13; (iv) utility services procured under Section 2.16; and (v) any other cost designated as a Reimbursable Cost hereunder.

               (b)     Payments.  Immediately following the
     Effective Date, Operator shall establish a custodial bank account on behalf of Owner for the purpose of paying Reimbursable Costs in accordance with this
     Section 5.2(b)(the "Operating Account"). On or before the first day of each month, Owner shall deposit into the Operating Account the portion of the Reimbursable Costs budgeted for such month in the applicable Operat-ing Budget. All funds on deposit in the Operating Account, including any interest accruing on funds therein, shall be for the benefit of Owner except that Operator shall act as custodian over the Operating Account and may withdraw funds from such Account as and when necessary to pay such Reimbursable Costs incurred by Operator. Operator shall submit a statement to Owner at the end of each month itemizing the total Reimbursable Costs incurred during such month. No Reimbursable Costs shall be incurred by Operator other than in accordance with the applicable Operating Budget, as amended, supplemented, or otherwise modified from time to time in accordance herewith. If at any time during the performance of the Work, Operator becomes aware that for any monthly period Reimbursable Costs exceed or could be reasonably anticipated to exceed the amount provided therefor in the Operating Budget, Operator shall promptly notify Owner of such budget overrun and shall not, without the written approval of Owner amending such Operating Budget or authorizing such expenditure, perform any further Work that will result in or increase such budget overrun, except in the case of an Emergency as provided in
     Section 2.12. If Owner approves such budget overrun, Operator may incur such additional Reimbursable Costs and Owner shall pay to Operator within thirty (30) days of the date of its approval the amount by which the additional Reimbursable Costs exceeded available amounts in the Operating Account.

               Section 5.3- Management Fee. (a) Owner shall pay to Operator an annual Management Fee for each Year equal to twelve percent (12%) of the annual Profit realized by Owner in connection with the operation of the Facility. The Management Fee includes payment for all costs incurred by Operator that are not Reimbursable Costs including overhead and personnel costs for any Work performed off-site and general administrative costs incurred by Operator for routine services. As used in this Section 5.3, "Profit" shall mean, with respect to each Year, the revenue from sales of the Facility's horticultural products less Reimburs-able Costs and all other costs incurred by Owner directly attributable to the operation of the Facility, including without limitation (i) property taxes, (ii) insurance costs, (iii) Hot Water delivered to the Hot Water Delivery Point at a price of $.25 per million Btu and (iv) the costs of new capital expenditures on the Facility calculated on an amortized basis, provided however, that payments for property taxes in the years 1997, 1998 and 1999 shall not be included in the calculation of Profit.

               (b) If, for any Year, Profit is determined to be a negative amount (a "Loss"), Operator shall not be entitled to a Management Fee for such Year and such Loss shall be carried forward and deducted from the amount of Profit calculated for the immediately suc-ceeding Year except that, for the year 1997, the first $100,000 of any Loss shall not be carried forward.

               Section 5.4- Audit Rights. Notwithstanding the payment of any amount pursuant to the foregoing provisions, Owner shall remain entitled to conduct an audit and review of all payments made to Operator hereunder. Such audit and review may be conducted by Owner or by an independent certified public accountant and the party conducting such audit and review shall be entitled to inspect, copy and audit any of Operator's financial books, records, accounts, and ledgers relating to the Facility or the Work. Operator shall cooperate with the auditors and promptly respond to any questions relating to such audits. If, pursuant to such audit and review, it is determined that any amount previously paid by Operator did not constitute a due and payable item hereunder, including without limitation, a properly payable Reimbursable Cost, Owner, at its option, may recover such amount immediately upon demand from Operator or deduct or cause to be deducted such amount from any payment that thereafter may become due to Operator hereunder.

               Section 5.5- Title.  Title to all Materials
     (including equipment) and other items purchased or ob-tained by Operator on a Reimbursable Cost basis hereun-der shall pass immediately to and vest in Owner upon the passage of title from the vendor or supplier thereof; provided, however, that such transfer of title shall in no way affect Operator's obligations as set forth in the other provisions of this Agreement.


                         ARTICLE VI

               Section 6.1-  Classes of Insurance.  Owner
     shall keep the Facility and the Site insured against the risks and hazards and with coverage in amounts not less than those specified as follows:

               (a) Property damage insurance on an all risk basis including coverage against damage or loss caused by earth movement (including but not limited to earth-quake, landslide, subsidence and volcanic eruption) and flood and providing coverage for (1) the Facility in a minimum aggregate amount equal to the "full insurable value" of the Facility and (2) foundations and other property below the surface of the ground. For purposes of this Section 6.1(a), "full insurable value" shall mean the full replacement value of the Facility, without deduction for physical depreciation; all such policies may have deductibles of not greater than $100,000. Such insurance shall also provide for debris removal with sub-limits of not less than 5% of the "full insurable value" of the Facility. The earth movement and flood insurance is required only if it is available on commercially reasonable terms and it may be insured with a sub-limit no less than 25% of the "full insurable value".

               (b)     Commercial general liability and
     property damage insurance (including, but not limited to, coverage for any construction on or about the Site) covering the legal liability of Operator against all claims for any bodily injury or death of persons and for damage to or destruction of property occurring on, in or about the Site and arising out of the use or occupation of the Facility or Site by Operator. Coverages provided by the foregoing insurance policy shall include (but not be limited to) all of the coverages commonly referred to by the insurance industry as: Premises/Operations Liability; Prod-ucts/Completed Operations Liability; Blanket Contrac-tual Liability; Broad Form Property Damage Liability; Personal Injury, Explosion, Collapse and Underground Liability, Automobile Liability, including coverage for Owned, Non-Owned, Hired, or Borrowed Vehicles and "Mobile Equipment". The foregoing insurance shall apply as primary insurance, irrespective of any insurance which Owner may carry and shall include a "Cross Liability" clause (Severability of Interests). The foregoing insurance shall be in combined single limits for both property damage and personal injury and in the minimum amount of $5,000,000 (which may include excess liability coverage of up to $4,000,000) in connection with any single occurrence.

               (c)     Business interruption insurance covering
     100% of income generated by the Facility for a period of 12 months arising from losses insured by (a) or (b) above with a deductible not in excess of 45 days.

               Section 6.2-  Requirements.  All insurance
     required under Section 6.1 hereof shall be written by companies rated at least Rating "A-", Financial Size VII by A.M. Best Company (or an equivalent rating by another rating agency if the Best's ratings are discontinued), which are authorized to do insurance business in the State of Wisconsin, shall name Operator as an insured party thereunder with Owner and Project Lender (or its designated representative) as additional insured parties and shall expressly provide (a) an effective waiver by the insurer of all rights of subrogation against any additional insured, (b) that no cancellation, reduction in amount or material change in coverage thereof shall be effective until at least thirty (30) days after receipt by Owner, Lender (or its designated representative) and Operator of written notice thereof, and (c) that during construction of any improvements on the Site such policies shall be in "builder's risk" form providing the limits and coverage required by Article 10 of the Construction Contract.


                         ARTICLE VII

                     Dispute Resolution

               Section 7.1- Procedure. (a) In the event a dispute arises between Owner and Operator regarding the application or interpretation of any provision of this

    Agreement and such dispute involves matters of account-ing treatment, the aggrieved Party shall promptly noti-fy the other Party to this Agreement of the dispute within two (2) days after such dispute arises. Ope-rator shall immediately appoint its own third party ac-countant who, together with the Owner's accountant, shall choose a third accountant. Said three accoun-tants shall jointly review such evidence as they deem necessary and shall render a decision (concurrence of two of the three accountants) on such dispute within ten (10) days. Such decision shall be binding on the Owner and the Operator.

               (b)  In the event a dispute arises between
     Owner and Operator regarding the application or interpretation of any provision of this Agreement other than accounting disputes referred to in Section 7.1(a) above, the aggrieved Party shall promptly notify the other Party to this Agreement of the dispute within ten
     (10) days after such dispute arises. If the Parties shall have failed to resolve the dispute within ten
     (10) days after delivery of such notice, each Party shall, within five (5) days thereafter, nominate a senior officer of its management to meet at the Facili-ty, or any other mutually agreed location, to resolve the dispute. Should the parties be unable to resolve the dispute to their mutual satisfaction within twenty
     (20) days after such nomination, each party shall have the right to pursue any legal remedies which may exist or may, with the concurrence of the other party, refer such matter for arbitration.

               Section 7.2- Continuation of Work. Pending final resolution of any dispute, the Parties shall con-tinue to fulfill their respective obligations hereun-der, including but not limited to payment obligations.
     The interpretation or decision of the non-aggrieved
     Party shall take precedence until such time as the dispute is resolved pursuant to Section 7.1; provided that, nothing in this Section shall relieve the non-aggrieved
     Party from any liability hereunder resulting from such action to the extent such interpretation or decision is ultimately determined to be wrong pursuant to the procedures set forth in Section 7.1.


                        ARTICLE VIII

                         Termination

            Section 8.1- Term. The term of this Agree-ment shall commence as of the Effective Date and shall expire on May 31, 2022 (the "Term") unless terminated earlier by mutual written agreement of the Parties or following an Event of Default (an "Early Termination").

            Section 8.2- Termination Procedure. Upon the effective date of an Early Termination, Operator shall (a) discontinue the Work, (b) place no further orders or subcontracts for Materials, third party services, or labor, except as authorized in advance by Owner, (c) make every reasonable effort to obtain cancellation of affected subcontracts or, at Owner's request, cause the assignment of any such contracts to Owner or its replacement operator upon terms satisfac-tory to Owner, and (d) take such other action as may be reasonably requested by Owner for the orderly closeout and transition of Operator's operation and maintenance activities. After deduction of any amounts owed by Operator to Owner, within sixty (60) days of an Early Termination, Owner shall pay to Operator (A) the amount of any Reimbursable Costs due and payable to Operator pursuant to this Agreement up to and including the date of termination, and (B) in the case of a termination by mutual agreement, (i) all reasonable documented costs incurred by Operator for its own efforts to implement termination and the resulting reasonable costs actually incurred for turnover and demobilization, excluding any loss of anticipated profit and (ii) a partial
     Management Fee based solely on the Profit earned, if any, from January 1st of the year of termination through the date of termination. Other than as set forth in this Section 8.2, Owner shall have no lia-
    bility to Operator for costs, expenses or losses of any kind or nature incurred by Operator as a result of such termination. In no event shall the aggregate payments of Owner hereunder exceed the amount due for the then-current Year, pro-rated for any partial Year. Upon
     Operator's receipt of final payment in full from Owner, this Agreement shall terminate and neither Party shall have any further obligation to the other Party except with respect to those certain provisions of this Agree-ment which by their nature survive.


                         ARTICLE IX

                           Default

            Section 9.1- Events of Default. The fol-lowing occurrences or events, or any of them, by or against either Operator or Owner, shall constitute a default under this Agreement:

            (a)  A material breach of any term,
     covenant or agreement contained in this Agreement and, in the case of obligations which are not curable through the payment of money, such failure shall remain unremedied for thirty (30) days during which time the breaching Party shall be engaged in reasonably diligent efforts to cure; or

            (b)  There shall be a Bankruptcy of either
     Party; "Bankruptcy" shall mean and refer to (i) the filing of any petition by such person to commence a case under the Bankruptcy Code (title 11, U.S.C.) or any other federal, state or foreign law for the relief of debtors or the protection of creditors (any such law, a "Bankruptcy Law"), (ii) the filing of a petition by any third party with respect to such person under any Bankruptcy Law, which petition is not opposed within 120 days after filing, (iii) the failure or in-ability of such person to pay its debts as they become due (or any admission in writing by such person of any such failure or inability), (iv) the appointment of a receiver or trustee for such person or any substantial portion of the property of such person or (v) the making by such person of any general assignment for the benefit of creditors; or

            Section 9.2- Rights Upon Default.

            (a)  If an Event of Default shall occur,
     then the non-defaulting Party may take any one or more of the following actions: (i) terminate this Agreement immediately without obligation to or recourse by the defaulting Party and in accordance with the procedures described in Section 8.2, (ii) exercise any other right it may have under this Agreement, and/or (iii) pursue any other right or remedy available to it under Law or equity in accordance with the procedures of Article VII subject to the limits set forth in this Agreement.

            (b)  In the event that Owner so elects to
     terminate this Agreement as a result of Operator's de-fault hereunder, and without limiting any other right or remedy of Owner arising therefrom, Owner may employ any other person, firm or corporation to perform the Work by whatever method Owner may deem expedient. Furthermore, Operator shall, at Owner's expense, per-form the following services relative to the Work so affected by its default, regardless of whether or not Owner elects to terminate this Agreement as a result of such default: (i) assist Owner in preparing an inven-tory of all Materials in use or in storage at the Facility; and (ii) assign to Owner such subcontracts and other contractual agreements relating to Operator's performance of the Work as may be designated by Owner.


                          ARTICLE X

                          Indemnity

            Section 10.1- Operator Indemnity.
          (a) Operator shall indemnify, hold harmless and defend

    Owner, its affiliates and employees and Project Lender
     (for the purposes of this Section 10.1, the "Indemni-tees") from and against any claims, demands, suits, proceedings, liabilities, judgments, awards, losses, damages, costs or expenses (including reasonable legal fees) ("Indemnity Claim") whatsoever in connection with or arising out of acts or omissions by Operator, wheth-er or not brought or sought by or in favor of a govern-mental agency, a third party or the Indemnitee, and whether or not based on contract, tort (including neg-ligence), theory of strict contract, theory of strict liability, or infringement of proprietary rights, for bodily injury, sickness, death, injury to or destruc-tion of third-party tangible property arising out of or in any manner caused or occasioned, in whole or in part, by any act, omission, error, fault or wilful act or gross negligence of Operator, or anyone acting on Operator's behalf, including, without limitation, subcontractors and vendors. Notwithstanding any provision in this Agreement to the contrary, Operator's liability under this Agreement shall in no event exceed $100,000.

            (b)  Operator agrees to fully indemnify,
     save harmless and defend each Indemnitee from claims, liabilities, expenses (including legal fees), penalties, interest, demands and causes of action for nonpayment of amounts due subcontractors, vendors or others as a result of providing services which amounts are payable by Operator, provided Operator has been or will be paid by Owner, to the extent Operator is enti-tled to receive such payment, in accordance with the provisions of this Agreement for such services.

            Section 10.2- Owner Indemnity. (a) Owner shall indemnify, hold harmless and defend Operator, its affiliates and employees (for the purposes of this Sec-tion 10.2, the "Indemnitees") from and against any claims, demands, suits, proceedings, liabilities, judg-ments, awards, losses, damages, costs or expenses (in-cluding reasonable legal fees) ("Indemnity Claim") whatsoever in connection with or arising out of acts by

    Owner, whether or not brought or sought by or in favor of a governmental agency, a third party or the Indemni-tee, and whether or not based on contract, tort (including negligence), theory of strict contract, theory of strict liability, or infringement of propri-etary rights, for bodily injury, sickness, death, injury to or destruction of third-party tangible property arising out of or in any manner caused or occasioned, in whole or in part, by any act, omission, error, fault or negligence of Owner.

            Section 10.3- Indemnitee Contribution. In the event that any Indemnitee seeking indemnification from Operator or Owner, as the case may be, pursuant to
     Section 10.1 or 10.2 is found to have actively contributed to the cause of the loss for which it is seeking to be indemnified, such Indemnitee shall bear its losses and costs arising out of such claim in proportion to the degree to which it shall be found to have been negligent in causing such loss.

            Section 10.4- Insurance. The obligations of Operator and Owner referred to in this Article X shall be limited or reduced to the extent of the proceeds of any insurance actually received (or any self-insurance retentions) by Owner or Operator, re-spectively, as the case may be.


                         ARTICLE XI

                  Liability of the Parties

            Section 11.1- Limitation of Liability.  (a)
     Notwithstanding anything else to the contrary set forth herein, the aggregate liability of Operator with respect to claims of Owner arising out of the performance or non-performance by Operator of the Work or any other obligations under this Agreement, whether based on contract, warranty, indemnity, tort (including negligence), strict liability or otherwise, shall be limited to the proceeds of insurance required
hereunder,
     compensation payable to Operator hereunder and the Management Fee earned by Operator during the preceding Year. In no event shall either Party be liable hereunder for any consequential or indirect loss or damages.

            (b)  The Parties further agree that the
     waivers and disclaimers of liability, indemnities, re-leases from liability, and limitations on liability expressed in this Agreement shall survive termination or expiration of this Agreement.

                         ARTICLE XII

                        Force Majeure

            Section 12.1- Force Majeure; Events Limita-tion. Neither Operator nor Owner shall be liable to the other for any failure to perform pursuant to the terms and conditions of this Agreement to the extent such performance was prevented by an event of Force Ma-jeure. Force Majeure as used in this Agreement means any event beyond the reasonable control of the Party affected and which, with the exercise of due care, such Party could not reasonably have been expected to avoid or foresee, including but not limited to acts of God, explosions or fires, floods, hurricanes, tornadoes, lightning, earthquakes, drought, epidemics, blight, famine, quarantine, blockade, acts or inactions of Governmental Authorities, war, insurrection or civil strife, rebellion, sabotage, strike or labor difficulty (except any such strikes or labor difficulties involving Operator's Personnel or other employees); provided that commercial impracticability shall not constitute an event of Force Majeure; provided further that a Party shall not be excused from its performance pursuant to this Section 12.1 (i) unless such Party gives notice and full particulars of the same to the other Party as soon as practicable after the occurrence relied on, (ii) to the extent such failure was caused by its negligence or other tortious conduct, (iii) to the extent the event relied upon could have been prevented by reasonable diligence or was within the reasonable control of such Party, (iv) to the extent of its failure to use due diligence to remedy the situation and remove the cause of the event of Force Majeure in an adequate manner and with all reasonable dispatch, (v) for its obligations to make payments due under this Agreement. The burden of proof shall be on the Party seeking to show excuse from performance due to a Force Majeure event.


                        ARTICLE XIII

                  Miscellaneous Provisions

            Section 13.1- Entire Agreement.  This
     Agreement contains the entire understanding of the Parties with respect to the subject matter hereof and supersedes any and all prior negotiations, agreements, commitments, and writings with respect thereto. There are no oral understandings, terms or conditions and neither Party has relied upon any representation, express or implied, not contained in this Agreement.

            Section 13.2- Amendments.  No change,
     amendment or modification of this Agreement shall be valid or binding upon the Parties hereto unless such change, amendment or modification shall be in writing and duly executed by both Parties.

            Section 13.3- Joint Effort. Preparation of this Agreement has been a joint effort of the Parties and the resulting document shall not be construed more severely against one of the Parties than against the other.

            Section 13.4- Captions. The captions con-tained in this Agreement are for convenience and refer-ence only and in no way define, describe, extend, or limit the scope or intent of this Agreement or the in-tents of any provision contained herein.

            Section 13.5- Notice. Any notice, demand, offer, or other written instrument required or permit-ted to be given pursuant to this Agreement shall be in writing signed by the Party giving such notice and shall be deemed given when delivered to the Party to whom notice is to be given by personal delivery, first class registered or certified mail, nationally recognized courier, or telex at the most recent address specified by such Party pursuant to this Section 13.5:

            (a)To Owner:    LSP-Whitewater Limited Partnership
                            c/o LS Power Corporation
                            111 CTH U (W3875)
                            Whitewater, WI 53190
                            Attn:  Paul Tegan
                            Telephone:  414-472-7040
                            Fax:  414-472-7045

            With a copy to: LS Power Corporation
                            402 East Main Street
                            Bozeman, MT 59715
                            Attention:Greg Stricker
                            Telephone:  406-587-1619
                            Fax:  406-587-8678



        (b)To Operator: FloriCulture, Inc.
                        9525 105th Street Court South
                        Cottage Grove, MN 55016
                        Attention:  Bruce Hutchinson
                        Telephone:  612-459-4931
                        Fax:  612-458-9437

          Either Party shall have the right to
change the place to which such notice shall be sent or delivered by similar notice sent in like manner to the other Party.

          Section 13.6- Partial Invalidity.  The
invalidity of one or more of the phrases, sentences, clauses, Sections or Articles contained in this

Agreement shall not affect the validity of the remaining portion of this Agreement so long as the material purposes of this Agreement can be determined and effectuated.

          Section 13.7- Assignment.

          (a)  Neither this Agreement nor any right
granted hereunder may be assigned or otherwise dis-posed of by Operator and neither shall inure to the benefit of any trustee in bankruptcy, liquidator, receiver, successor, or Affiliate of Operator, whether by operation of law or otherwise, without the express written consent of Owner and, fur-thermore, any assignment or transfer without such express written consent shall be null and void and shall constitute a material breach of this Agreement; provided, however, that Operator may assign this Agreement without the consent of Owner
(i) to the successor entity in connection with a merger, consolidation or other corporate reor-ganization of Operator, (ii) to the purchaser, in connection with the sale of all or substantially all of the business or assets of the Operator, or (iii) to an Affiliate of Operator, provided such transfer shall not in any manner release the Operator from its obligations hereunder.

          (b)  This Agreement shall not be assigned
by Owner without the prior written consent of Opera-tor, which consent shall not be unreasonably with-held, except that this Agreement may be assigned by Owner without such consent (i) to the Project Lender as security for Lender's financing of the Plant and to Utility as collateral security provided that such transfer shall not in any manner release Owner from its obligations hereunder; (ii) to the successor of Owner, or to a Person acquiring all or a controlling interest in the business assets of Owner or to an Affiliate of Owner; and (iii) in connection with a sale or transfer of the Facility. Operator hereby agrees to execute and deliver a reasonably accept-able form of consent.

          Section 13.8- No Waiver. Any failure of either Party to enforce any of the provisions of this Agreement or to require at any time performance by the other Party of any of the provisions hereof during the pendency of this Agreement shall in no way affect the validity of this Agreement, or any part hereof, and shall not be deemed a waiver of the right of either Party thereafter to enforce any and each such provision.

          Section 13.9- Counterparts. This Agree-ment may be executed by the Parties hereto in sepa-rate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

          Section 13.10- Publicity.  Each Party
shall obtain the other Party's prior written approval regarding the text of any announcement, publication, photograph or other type of communication concerning the Work prior to the dissemination or release of same by either Party, which approval shall not be unreasonably withheld.

          Section 13.11- Applicable Law.  This
Agreement shall be governed by, construed and en-forced in accordance with the laws of the State of New York, without regard for its principle governing conflicts of law.

          Section 13.12- Successors and Assigns.
This Agreement shall be binding upon the Parties hereto, their successors and assigns from the Effective Date until such time as all obligations described herein have been completed in full.

          Section 13.13- Effect of Approval Rights.
Operator acknowledges and agrees that any right of

Owner to review or approve any matter under this Agreement, including, without limitation, any such right provided in Article II is for the exclusive benefit of the Party entitled to exercise such right and no exercise of or failure to exercise any such right shall in any way relieve or limit any of Operator's obligations or liabilities under this Agreement.

          IN WITNESS WHEREOF, the Parties hereto
have set their hands on the day and year first above written.


                 LSP-Whitewater Limited Partnership

                 By:  LSP-Whitewater I, Inc.,
                      its general partner



                 By:   /s/ Michael S. Liebelson
                       Name: Michael S. Liebelson
                       Title: Managing Director



                 FloriCulture, Inc.

                 By:   /s/ Bruce Hutchinson
                       Name: Bruce Hutchinson
                       Title: President

                  TABLE OF CONTENTS

RECITALS:. . . . . . . . . . . . . . . . . . . .   1

                      ARTICLE I

Definitions. . . . . . . . . . . . . . . . . . .   1

                     ARTICLE II
Operator Responsibilities. . . . . . . . . . . .   7
         Section 2.1   -  Independent Contractor   7
         Section 2.2   -  Initial Services. .      7
         Section 2.3   -  Operational Services     7
         Section 2.4   -  Management Services      8
         Section 2.5   -  Standards of Performance 9
         Section 2.6   -  Site Procedures . .     10
         Section 2.7   -  Operating Budget. .     10
         Section 2.8   -  Operating Plan. . .     11
         Section 2.9   -  Deposit of Revenues .   12
         Section 2.10  - Reports . . . . . .      12
         Section 2.11  - Personnel . . . . .      13
         Section 2.12  - Emergency Procedures     14
         Section 2.13  - Taxes . . . . . . .      14
         Section 2.14  - Books and Records .      14
         Section 2.15  - Access. . . . . . .      15
         Section 2.16  - Utilities . . . . .      15
         Section 2.17  - No Liens or Encumbrances 15
         Section 2.18  - Litigation; Permit Lapses16


                     ARTICLE III
Owner Responsibilities . . . . . . . . . . . . .  16
         Section 3.1   - Hot Water Supply. .      16
         Section 3.2   - Insurance . . . . . .    16
         Section 3.3   - Reasonable Access .      16
         Section 3.4   - Accommodations. . .      16
         Section 3.5   - Manuals and Drawings     16
         Section 3.6   - Real Estate Taxes .      17
         Section 3.7   - Maintenance of Permits   17
         Section 3.8   - Payment . . . . . .      17

                     ARTICLE IV
Limitations on Authority . . . . . . . . . . . .  17
         Section 4.1   - General Limitations      17
         Section 4.2   - Execution of Documents   18

                      ARTICLE V
Payment Amount and Terms . . . . . . . . . . . .  18
         Section 5.1   - Payment . . . . . .      18
         Section 5.2   - Reimbursable Costs.      18
         Section 5.3   - Management Fee. . .      19
         Section 5.4   - Audit Rights. . . .      20
         Section 5.5   - Title . . . . . . .      20

                     ARTICLE VI
         Section 6.1   -  Classes of Insurance    21
         Section 6.2   -  Requirements . . .      22

                     ARTICLE VII
Dispute Resolution . . . . . . . . . . . . . . .  22
         Section 7.1   - Procedure . . . . .      22
         Section 7.2   - Continuation of Work     23

                    ARTICLE VIII
Termination. . . . . . . . . . . . . . . . . . .  24
         Section 8.1   - Term. . . . . . . .      24
         Section 8.2   - Termination Procedure    24

                     ARTICLE IX
Default. . . . . . . . . . . . . . . . . . . . .  25
         Section 9.1   - Events of Default .      25
         Section 9.2   - Rights Upon Default      25

                      ARTICLE X
Indemnity. . . . . . . . . . . . . . . . . . . .  26
         Section 10.1  - Operator Indemnity.      26
         Section 10.2  - Owner Indemnity . .      27
         Section 10.3  - Indemnitee Contribution  27
         Section 10.4  - Insurance . . . . .      27

                     ARTICLE XI
Liability of the Parties . . . . . . . . . . . .  28
         Section 11.1  - Limitation of Liability  28

                     ARTICLE XII
Force Majeure. . . . . . . . . . . . . . . . . .  28
         Section 12.1  - Force Majeure; Events
                         Limitation. . . . . .    28

                    ARTICLE XIII
Miscellaneous Provisions . . . . . . . . . . . .  29
         Section 13.1  - Entire Agreement. .      29
         Section 13.2  - Amendments. . . . .      29
         Section 13.3  - Joint Effort. . . .      29
         Section 13.4  - Captions. . . . . .      29
         Section 13.5  - Notice. . . . . . .      30
         Section 13.6  - Partial Invalidity.      30
         Section 13.7  - Assignment. . . . .      31
         Section 13.8  - No Waiver . . . . .      31
         Section 13.9  - Counterparts. . . .      31
         Section 13.10 - Publicity . . . . .      32
         Section 13.11 - Applicable Law. . .      32
         Section 13.12 - Successors and Assigns   32
         Section 13.13 - Effect of Approval Rights32