Form 10-Q
period 1997-09-30
LS POWER FUNDING CORP
filed 1998-01-14
CIK 949486

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1997
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      LS POWER FUNDING CORPORATION
                         LSP-COTTAGE GROVE, L.P.
                   LSP-WHITEWATER LIMITED PARTNERSHIP

                             Form 10-Q Index


                                 PART I

       Item 1.    Financial Statements                                3
       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                                       3


                                 PART II

       Item 1.    Legal Proceedings                                   7
       Item 2.    Changes in Securities                               7
       Item 3.    Defaults Upon Senior Securities                     7
       Item 4.    Submission of Matters to a Vote of Security Holders 7
       Item 5.    Other Information                                   7
       Item 6.    Exhibits and Reports on Form 8-K                    7

                  Signatures                                          8

                  Financial Statement Index                         F-1

                  Exhibits Index                                   EI-1



PART I/ITEM 1.  FINANCIAL STATEMENTS

   See financial statements commencing at F-1. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While LS Power Funding Corporation ("Funding") LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996, filed by Funding, Cottage Grove and Whitewater.


PART I/ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

GENERAL

      Cottage Grove is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Power Plant"). Whitewater is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct, own, operate and manage a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Power Plant", and collectively with the Cottage Grove Power Plant, the "Power Plants" or "Projects"). Since their formation in 1993, the Partnerships have been developing and constructing their respective power plants. The Whitewater Power Plant and Cottage Grove Power Plant commenced commercial operation on September 18, 1997 and October 1, 1997, respectively.

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

      At September 30, 1997 engineering, procurement, and construction were substantially complete. Effective October 1, 1997, the Cottage Grove Power Plant commenced commercial operation. The Contractor had experienced a number of equipment difficulties, which had delayed the completion of construction and start-up. These difficulties included (i) inability to meet performance and emission requirements when running the Power Plant on fuel oil and (ii) increased utilization of catalyst to control emissions. These difficulties had caused a more lengthy start-up period than originally anticipated.

      As a result of the Contractor's failure to complete construction and start-up of the Cottage Grove Power Plant by May 31, 1997, the Contractor was required, until completion of construction, to reimburse Cottage Grove for extension fees paid under its PPA, and to pay certain liquidated damages. The milestone extension period ended on October 1, 1997 with commencement of commercial operation. Cottage Grove has recorded receivables from the Contractor of $3,011,667 at September 30, 1997, which is comprised of reimbursable extension fees of $266,667 and delay liquidated damages of $2,745,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Cottage Grove had received from Westinghouse cash of $1,066,668 and $2,327,729 of reimbursable extension fees and delay liquidated damages, respectively, and had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling $10,886,514.

      In order to demonstrate that construction of the Power Plant was complete, the Contractor was required to demonstrate, with the concurrence of Cottage Grove and R.W. Beck, the independent engineer, that: (i) the Power Plant was mechanically and electrically sound and free from known defects or deficiencies that could affect the safety and reliability of the Power Plant, (ii) the Power Plant met certain performance and emissions guarantees, (iii) the Power Plant successfully completed testing designed to demonstrate the Power Plant's reliability, and (iv) the Power Plant successfully completed testing required by Cottage Grove's power sales contract ("PPA") with Northern States Power Company ("NSP").

   Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.

      During the October 27, 1997 scheduled outage of the Power Plant, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line as scheduled on November 10, 1997. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.

Liquidity and Capital Resources

      For the three months ended September 30, 1997, Cottage Grove capitalized construction costs totaling approximately $2,504,127. At September 30, 1997, Cottage Grove's investments held by trustee totaled $26,872,969, of which $6,043,000 was held in a fund reserved for debt service, and $1,425,950 was held in a contingency fund to pay for project cost overruns. Cottage Grove transferred $6,231,346 from the contingency fund during the third quarter of 1997 to fund estimated increases to budgeted construction costs.

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

      At September 30, 1997, engineering, procurement, and construction were substantially complete. Effective September 18, 1997, the Whitewater Power Plant commenced commercial operation. The Contractor had experienced a number of equipment difficulties, which had delayed the completion of construction and start-up. These difficulties included
(i) inability to meet performance and emission requirements when running the Power Plant on fuel oil, (ii) increased utilization of catalyst to control emissions and (iii) a leak in the high-pressure section of the steam turbine. These difficulties had caused a more lengthy start-up period than originally anticipated.

      In order to demonstrate that construction of the Power Plant was complete, the Contractor was required to demonstrate, with the concurrence of Whitewater and R.W. Beck, the independent engineer, that:
(i) the Power Plant was mechanically and electrically sound and free from known defects or deficiencies that could affect the safety and reliability of the Power Plant, (ii) the Power Plant met certain performance and emissions guarantees, (iii) the Power Plant successfully completed testing designed to demonstrate the Power Plant's reliability, and (iv) the Power Plant successfully completed testing required by Whitewater's PPA with Wisconsin Electric Power Company ("WEPCO").

   As a result of the Contractor's failure to complete construction and start-up of the Whitewater Power Plant by May 31, 1997, the Contractor was required, until completion of construction, to reimburse Whitewater for extension fees paid under its PPA, and to pay certain liquidated damages. The milestone extension period ended on September 18, 1997 with commencement of commercial operation. Whitewater has recorded receivables from the Contractor of $2,195,001, which is comprised of reimbursable extension fees of $35,001, and delay liquidated damages of $2,160,000 at September 30, 1997. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Whitewater had received from Westinghouse cash of $75,001 and $2,378,764 of reimbursable extension fees and delay liquidated damages, respectively, and had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling $11,173,742.

      Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.

      As a result of the inspection of the Cottage Grove combustion turbine unit, the Contractor conducted a boroscopic inspection of the Whitewater combustion turbine unit. During the inspection, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line November 24, 1997. The inspection and repair of the unit resulted in the November scheduled outage being extended from two weeks to three weeks. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.

Results of Operations

      Commercial operations commenced September 18, 1997. For the period September 18, 1997 through September 30, 1997 the Partnership had revenue of $1,361,505 primarily from the sale of electricity, cost of sales of $861,417 and operating income of $500,088. Interest expense for the same period was $507,984.

Liquidity and Capital Resources

      For the three months ended September 30, 1997, Whitewater capitalized construction costs totaling approximately $6,416,361. At September 30, 1997, Whitewater's investments held by trustee totaled $26,308,573, of which $6,900,000 was held in a fund reserved for debt service, and $338,502 was held in a contingency fund to pay for project cost overruns. Whitewater transferred $7,367,547 from the contingency fund during the third quarter of 1997 to fund estimated increases to budgeted construction costs.

 Power Sales

      In accordance with Whitewater's PPA, Whitewater was responsible for reimbursing WEPCO for the actual increased costs of capacity and energy acquired to replace the capacity and energy which were to be provided by the Whitewater Power Plant. Whitewater's obligation to reimburse WEPCO for these "Replacement Power" costs began on June 23, 1997 and continued through September 17, 1997. Whitewater had an obligation for Replacement Power costs if WEPCO's actual costs of capacity and energy exceeded the amounts, which would have been paid to Whitewater under the PPA. For the period from June 23, 1997 through September 30, 1997, WEPCO has provided invoices for Replacement Power costs in the aggregate amount of approximately $3,200,000. This amount has been reflected in Whitewater's balance sheet as of September 30, 1997, and in its statements of cash flows for the periods then ended. Whitewater's obligation for Replacement Power costs is a project cost and will be payable from the project's construction fund.

   For the period September 18, 1997 through September 30, 1997,
Whitewater recorded approximately $1,360,000 of operating revenue under the power sales contract with WEPCO.

   The Partnership and WEPCO disagree on the methodology to be used to determine Committed Capacity of the Power Plant, as defined. The disagreement centers around three major criteria: (i) the use of evaporative coolers, steam injection and duct burners, (ii) the determination of the ambient condition adjustment and (iii) the requirement to demonstrate Committed Capacity while operating on fuel oil. Settlement discussions are ongoing; however, if a settlement cannot be reached the use of Dispute Resolution procedures as defined in the Power Purchase Agreement will be required. The ultimate outcome of this disagreement is unknown at the present time.

 Greenhouse

      Whitewater has a construction contract with Dominion Growers/Whitewater, L.C. ("Dominion") to design, engineer, interconnect, construct and start-up a greenhouse (the "Greenhouse") adjacent to the Whitewater site. Construction of the Greenhouse was substantially completed on June 2, 1997. On June 6, 1997, an amendment to the construction contract was executed to clarify Dominion's fee for construction of the Greenhouse and to reflect other revisions to the construction contract. Final completion of Greenhouse construction is anticipated by January 31, 1998.

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


PART II/ITEM 1.  LEGAL PROCEEDINGS

      During the third quarter of 1997, Funding, Cottage Grove and Whitewater have not been parties to any material legal proceedings.


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

LS POWER FUNDING CORPORATION


By:
         Name:  Michael S. Liebelson
         Title: Managing Director and Treasurer
         Date:  January 13, 1998


LSP-COTTAGE GROVE, L.P.

By:      LSP-Cottage Grove, Inc.
Its:     General Partner

By:
         Name:  Michael S. Liebelson
         Title: Managing Director and Treasurer
         Date:  January 13, 1998


LSP-WHITEWATER LIMITED PARTNERSHIP

By:      LSP-Whitewater I, Inc.
Its:     General Partner

By:
         Name:  Michael S. Liebelson
         Title: Managing Director and Treasurer
         Date:  January 13, 1998









                      LS POWER FUNDING CORPORATION
                         LSP-COTTAGE GROVE, L.P.
                   LSP-WHITEWATER LIMITED PARTNERSHIP



                        FINANCIAL STATEMENT INDEX

                                                                         Page
LS POWER FUNDING CORPORATION
      Balance sheets as of September 30, 1997 and December 31, 1996.......F-2
      Statements of operations for the three months ended
         September 30, 1997 and 1996, and for the nine months
         ended September 30, 1997 and 1996................................F-3
      Statements of cash flows for the nine months ended
         September 30, 1997 and 1996......................................F-4
      Notes to financial statements.......................................F-5

LSP-COTTAGE GROVE, L.P.
      Balance sheets as of September 30, 1997 and December 31, 1996.......F-8
      Statements of cash flows for the nine months ended June 30, 1997 and 1996, and the period from Inception (December 14, 1993)
         to September 30, 1997............................................F-9
      Notes to financial statements......................................F-10

LSP-WHITEWATER LIMITED PARTNERSHIP
      Balance sheets as of September 30, 1997 and December 31, 1996......F-12
      Statements of operations for the three and nine months
         ended September 30, 1997 and 1996 ..............................F-13
      Statements of cash flows for the three and nine months ended
         September 30, 1997 and 1996.....................................F-14
      Notes to financial statements......................................F-15




                        LS POWER FUNDING CORPORATION

                               BALANCE SHEETS




                                                                  September 30,        December 31,

                                    ASSETS                            1997                1996
                                                                      ----                ----

                                                                      (UNAUDITED)

CURRENT ASSETS:
         Cash                                                        $          1,000   $          1,000
         Interest receivable on First Mortgage Bonds                        6,471,549                ---
                                                                       --------------   ----------------
         Total current assets                                               6,472,549              1,000

INVESTMENTS IN FIRST MORTGAGE  BONDS                                      332,000,000        332,000,000
                                                                          -----------    ---------------

         Total Assets                                                   $ 338,472,549   $    332,001,000
                                                                        =============    ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on Senior Secured Bonds                6,471,549                ---

SENIOR SECURED BONDS PAYABLE                                              332,000,000        332,000,000
                                                                        -------------     --------------

         Total liabilities                                                338,471,549        332,000,000
                                                                        -------------     --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, $.01 par value, 1,000 shares authorized,
           100 share issued and outstanding                                         1                  1
         Additional paid-in-capital                                               999                999
                                                                   ------------------    ---------------
         Total Stockholders' Equity                                             1,000              1,000


         Total Liabilities and Stockholders' Equity                     $ 338,472,549   $    332,001,000
                                                                        =============   ================


              See accompanying notes to financial statements.




                       LS POWER FUNDING CORPORATION

                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                              Three Months                    Nine Months

                              Ended September 30,         Ended September 30,

                            1997           1996           1997          1996
                            ----           ----           ----          ----

Interest income         $   6,471,549   $  6,471,549     $ 19,414,647  $ 19,414,647

Interest expense            6,471,549      6,471,549       19,414,647    19,414,647
                           ----------     ----------       ----------    ----------

Net income (loss)       $         ---   $        ---     $        ---  $        ---
                         ============   ============     ============  ============



              See accompanying notes to financial statements.



                       LS POWER FUNDING CORPORATION

                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                              1997                  1996
                                              ----                  ----

Cash Flows From Operating Activities       $    ---              $    ---
                                           --------              --------

Cash Flows From Investing Activities            ---                   ---
                                           --------              --------

Cash Flows From Financing Activities            ---                   ---
                                           --------              --------

Increase in cash                                ---                   ---

Cash, beginning of period                     1,000                 1,000
                                             ------                ------
Cash, end of period                          $1,000                $1,000
                                             ======                ======


              See accompanying notes to financial statements.



                        LS POWER FUNDING CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

    The balance sheet as of September 30, 1997 and the statements of operations and cash flows for the periods ended September 30, 1997 and 1996 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997, and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996.

  The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While Funding believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the year ended December 31, 1996.


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


3.  CONSTRUCTION

COTTAGE GROVE

             The Partnership has a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with NSP, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $3,011,667 at September 30, 1997, which is comprised of reimbursable extension fees of $266,667 and delay liquidated damages of $2,745,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Cottage Grove had received from Westinghouse cash of $1,066,668 and $2,327,729 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Cottage Grove Project was substantially complete and commercial operation commenced on October 1, 1997.

       Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.

       During the October 27, 1997 scheduled outage of the Power Plant, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line as scheduled on November 10, 1997. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.


WHITEWATER

    The Partnership has a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with WEPCO, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $2,195,001 at September 30, 1997, which is comprised of reimbursable extension fees of $35,001 and delay liquidated damages of $2,160,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Whitewater had received cash of $75,001 and $2,378,764 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Whitewater Project was substantially completed and commercial operation commenced on September 18, 1997.


Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation.

In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.




                        LS POWER FUNDING CORPORATION

                NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


    As a result of the inspection of the Cottage Grove combustion turbine unit, the Contractor conducted a boroscopic inspection of the Whitewater combustion turbine unit. During the inspection, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line November 24, 1997. The inspection and repair of the unit resulted in the November scheduled outage being extended from two weeks to three weeks. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.


4.  POWER SALES CONTRACTS

COTTAGE GROVE

   Cottage Grove has a 30-year power sales contract with NSP. The power sales contract was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on October 1, 1997.

WHITEWATER

   Whitewater has a 25-year power sales contract with WEPCO. The power sales contract was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on September 18, 1997.

    For the period September 18, 1997 through September 30, 1997,
Whitewater recorded approximately $1,360,000 of operating revenue under the power sales contract with WEPCO.

The Partnership and WEPCO disagree on the methodology to be used to determine Committed Capacity of the Power Plant, as defined. The disagreement centers around three major criteria: (i) the use of evaporative coolers, steam injection and duct burners, (ii) the determination of the ambient condition adjustment and (iii) the requirement to demonstrate Committed Capacity while operating on fuel oil. Settlement discussions are ongoing; however, if a settlement cannot be reached the use of Dispute Resolution procedures as defined in the Power Purchase Agreement will be required. The ultimate outcome of this disagreement is unknown at the present time.



                          LSP-COTTAGE GROVE, L.P.
         (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                               BALANCE SHEETS


                                                      September 30,       December 31,

                                    ASSETS                1997                1996
                                                          ----                ----

                                                       (UNAUDITED)

CURRENT ASSET - Cash                                    $      371,201       $    103,224

INVESTMENTS HELD BY TRUSTEE,  stated at cost
   which approximates market value                          31,723,789         28,108,244

PLANT, PROPERTY AND EQUIPMENT                              147,575,377        125,596,814

DEBT ISSUANCE AND FINANCE COSTS                              6,582,559          6,773,753

OTHER ASSETS                                                       500                500
                                                        --------------        -----------

         Total Assets                                   $  186,253,426       $160,582,535
                                                         =============       ============

                  LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
         Accounts payable                                $  10,064,070      $   5,581,535
         Interest payable on First Mortgage Bonds            3,021,356                ---
                                                             ---------       ------------
         Total current liabilities                          13,085,426          5,581,535

FIRST MORTGAGE BONDS PAYABLE                               155,000,000        155,000,000
                                                           -----------       ------------

         Total Liabilities                                 168,085,426        160,581,535

CONTINGENCIES

PARTNERS' CAPITAL                                           18,168,000              1,000

         Total Liabilities and Partners' Capital         $ 186,253,426      $ 160,582,535
                                                         =============      =============


              See accompanying notes to financial statements.



                          LSP-COTTAGE GROVE, L.P.
         (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                                                   December 14,
                                                                                                  1993 (Inception)
                                                        Nine Months Ended     September 30,       To September 30,
                                                             1997                   1996                  1997
                                                             ----                   ----                  ----
Cash Flows From Investing Activities:
    Acquisition of land and improvements                 $           ---      $         ---      $       (97,590)
    Payments on construction in progress                     (25,338,551)       (62,267,572)        (152,784,765)
    Investments held by trustee                              (18,167,000)               ---         (173,167,000)
    Investments drawn for construction                        25,606,528         62,402,584          160,375,195
    Investment in LS Power Funding Corporation                       ---                ---                 (500)
                                                         ----------------      -------------       --------------
Cash provided by (used in) investing activities              (17,899,023)           135,012         (165,674,660)
                                                         ----------------      -------------       --------------

Cash Flows From Financing Activities:
    Debt issuance and financing costs                                ---           (153,348)          (7,122,139)
    Proceeds from First Mortgage Bonds                               ---               ---           155,000,000
    Capital contributions                                     18,167,000               ---            18,168,000
                                                          ---------------      -------------       --------------
Cash provided by (used in) financing activities               18,167,000           (153,348)         166,045,861
                                                          ---------------      -------------       --------------

Increase (decrease) in cash                                      267,977            (18,336)             371,201
Cash, beginning of period                                        103,224             55,030                  ---
                                                         ----------------      -------------       --------------
Cash, end of period                                              371,201             36,694              371,201
                                                         ================      =============       ==============

RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROGRESS
    Increase in total construction in progress           $   (21,978,563)     $ (63,366,687)        (147,477,787)
    Amortization of debt issuance and financing costs            191,194            178,766              539,580
    Interest income on investments held by trustee            (1,181,496)        (3,556,984)          (9,058,317)
    Decrease in other current assets                                 ---             12,926                  ---
    (Increase) in pre-operation accounts receivable           (4,850,820)               ---           (4,850,820)
    Pre-operation cash receipts                               (5,022,757)               ---           (5,022,757)
    Increase in accounts payable                               4,482,535          1,443,051           10,064,070
    Increase in interest payable                               3,021,356          3,021,356            3,021,356
                                                         ----------------      -------------       --------------
Payments on construction in progress                     $   (25,338,551)     $ (62,267,572)        (152,784,675)
                                                         ================     ==============       ==============


              See accompanying notes to financial statements.




                          LSP-COTTAGE GROVE, L.P.
         (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                       NOTES TO FINANCIAL STATEMENTS

         1. FINANCIAL STATEMENTS

            The balance sheet as of September 30, 1997, and the statements of cash flows for the periods ended September 30, 1997 and 1996 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997, and its cash flows for the periods ended September 30, 1997 and 1996.

            The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         3.  INVESTMENTS HELD BY TRUSTEE

            Investments held by trustee consists of:

                                                                        September 30,     December 31,
                                                                            1997             1996
                                                                        -------------     ------------
                Overnight repurchase obligations                          $26,872,969      $28,108,244
                Accounts receivable - Westinghouse                          3,011,667              ---
                Accounts receivable - Northern States Power Company         1,580,442              ---
                Accounts receivable - Other                                   258,711              ---
                                                                          -----------      -----------
                                                                          $31,723,789      $28,108,244
                                                                          ===========      ===========


                Overnight repurchase obligations are secured by U.S. Treasury notes. Accounts receivable - Westinghouse represents amounts due from Westinghouse Electric Corporation
         ("Westinghouse Electric"), the Partnership's construction contractor, for reimbursement of extension fees paid to Northern States Power Company ("NSP") under the Partnership's power sales contract with NSP, and for delay liquidated damages due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Cottage Grove Project by May 31, 1997. Accounts receivable - Northern States Power Company represents amounts due for test energy delivered to NSP during start-up of the Cottage Grove Project. Revenues earned during construction and start-up, including amounts related to the aforementioned receivables, were capitalized as a reduction of construction in progress.


   The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Investments held by trustee are carried at cost, which approximated market at September 30, 1997 and December 31, 1996.

4.  CONSTRUCTION

   The Partnership has a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with NSP, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $3,011,667 at September 30, 1997, which is comprised of reimbursable extension fees of $266,667 and delay liquidated damages of $2,745,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Cottage Grove had received cash of $1,066,668 and $2,327,729 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Cottage Grove Project was substantially completed and commercial operation commenced on October 1, 1997

       Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.

   During the October 27, 1997 scheduled outage of the Power Plant, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line as scheduled on November 10, 1997. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.

   5.  POWER SALES CONTRACT

The Partnership has a 30- year power sales contract with NSP. The power sales contract was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on October 1, 1997.




                    LSP-WHITEWATER LIMITED PARTNERSHIP
                     (A DELAWARE LIMITED PARTNERSHIP)

                              BALANCE SHEETS



                                                September 30,   December 31,
                                                    1997            1996
                                                    ----            ----
              ASSETS                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                          $    296,951    $    101,114
  Accounts receivable - trade                      1,361,505            --
  Fuel inventory and other current assets          1,196,143             575
                                                ------------    ------------
  Total current assets                             2,854,599         101,689

INVESTMENTS HELD BY TRUSTEE,  stated at
  cost which approximates market value            28,940,940      34,414,528

PLANT, PROPERTY AND EQUIPMENT, NET               172,494,839     149,232,431

DEBT ISSUANCE AND FINANCE COSTS, NET               6,673,931       6,868,561

OTHER ASSETS                                             500             500
                                                ------------    ------------

  Total Assets                                  $210,964,809    $190,617,709
                                                ============    ============

       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES :
  Accounts payable                              $  9,958,565    $ 13,616,709
  Interest payable on First Mortgage Bonds         3,450,193            --
                                                ------------    ------------
  Total current liabilities                       13,408,758      13,616,709

FIRST MORTGAGE BONDS PAYABLE                     177,000,000     177,000,000
                                                ------------    ------------
  Total Liabilities                              190,408,758     190,616,709

CONTINGENCIES

PARTNERS' CAPITAL                                 20,556,051           1,000
                                                ------------    ------------
  Total Liabilities and Partners' Capital       $210,964,809    $190,617,709
                                                ============    ============


                See accompanying notes to financial statements.






                    LSP-WHITEWATER LIMITED PARTNERSHIP
                     (A DELAWARE LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                             Three and Nine Months Ended
                                             ---------------------------

                                            September 30,    September 30,
                                                 1997             1996
                                                 ----             ----

REVENUE                                     $  1,361,505     $       ---

COST OF SALES:
      Fuel                                       459,650             ---
      Operations and maintenance                 156,007             ---
      Depreciation                               245,760             ---
                                             -----------      ----------
                                                 861,417             ---

OPERATING INCOME                                 500,088             ---

NON-OPERATING INCOME (EXPENSES):
      Interest expense                          (507,984)            ---
      Other income, net                            6,947             ---
                                                 -------      ----------

NET LOSS                                    $       (949)    $       ---
                                            ============     ===========


                See accompanying notes to financial statements.






                                   LSP-WHITEWATER LIMITED PARTNERSHIP
                                     (A DELAWARE LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                Three Months Ended                 Nine Months Ended
                                                ------------------                 -----------------

                                           September 30,    September 30,   September 30,     September 30,
                                               1997              1996            1997               1996
                                               ----              ----            ----               ----

Cash Flows From Operating Activities:
  Net loss                                $        (949)    $        --     $        (949)    $       ---
  Adjustments to reconcile net loss
     to net cash used by operating
     activities:
  Depreciation and amortization                 255,381              --             255,381              --
  (Increase) in accounts receivable          (1,361,505)             --          (1,361,505)             --
  (Increase) in fuel inventory and
     other current assets                    (1,196,143)             --          (1,196,143)             --
   Increase in accounts payable                 894,741              --             894,741              --
                                          -------------     -------------     -------------     -------------
Cash used by operating activities            (1,408,475)             --          (1,408,475)             --
                                          -------------     -------------     -------------     -------------

Cash Flows From Investing Activities:
  Acquisition of land and improvements             --                --                --          (2,146,986)
  Deposits for land purchase                       --                --                --           2,001,221
  Proceeds from land sale                       939,399              --             939,399              --
  Payments on construction in progress       (8,655,272)      (24,298,972)      (35,127,799)      (67,522,392)
  Investments held by trustee                      --                --         (20,556,000)             --
  Investments drawn for construction          8,973,663        24,319,151        35,792,712        67,836,907
                                          -------------     -------------     -------------     -------------
Cash provided by (used in) investing
  activities                                  1,257,790            20,179       (18,951,688)          168,750
                                          -------------     -------------     -------------     -------------

Cash Flows From Financing Activities:
  Debt issuance and financing costs                --                --                --            (153,348)
  Capital contributions                            --                --          20,556,000              --
                                          -------------     -------------     -------------     -------------
Cash provided by (used in) financing
  activities                                       --                --          20,566,000          (153,348)
                                          -------------     -------------     -------------     -------------

Increase (decrease) in cash                    (150,685)           20,179           195,837            15,402
Cash, beginning of period                       447,636            66,664           101,114            71,441
                                          -------------     -------------     -------------     -------------
Cash, end of period                           $ 296,951     $      86,843     $     296,951     $      86,843
                                          =============     =============     =============     =============

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROGRESS
  Decrease (increase) in total
    construction in progress              $ 163,725,356     $ (26,952,700)    $ 145,694,150     $ (68,707,425)
  Construction in progress placed
    in service                             (170,141,717)             --        (170,141,717)             --
  Amortization of debt issuance
    and financing costs                          56,987            61,514           185,009           182,062
  Interest income on investments
    held by trustee                            (406,258)       (1,038,366)       (1,272,158)       (4,062,078)
  Decrease in other current assets                 --                --                 575              --
  Increase in pre-operation accounts
    receivable                                 (716,920)             --          (2,632,367)             --
  Pre - operation cash receipts              (5,858,599)             --          (5,858,599)             --
  Increase (decrease) in accounts
    payable                                   1,235,686           180,387        (4,552,885)        1,614,856
  Increase in interest payable                3,450,193         3,450,193         3,450,193         3,450,193
                                          -------------     -------------     -------------     -------------

Payments on construction in progress      $  (8,655,272)    $ (24,298,972)    $ (35,127,799)    $ (67,522,392)
                                          =============     =============     =============     =============

                        See accompanying notes to financial statements.






                    LSP-WHITEWATER LIMITED PARTNERSHIP
                     (A DELAWARE LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS

    The balance sheet as of September 30, 1997, and the statements of operations and cash flows for the periods ended September 30, 1997 and 1996 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997, statements of operations and its cash flows for the periods ended September 30, 1997 and 1996.

    The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Partnership believes that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Partnership had been in the development stage since its inception through September 17, 1997. Construction and start-up of the Whitewater Project was substantially completed and commercial operation commenced September 18, 1997.

ELECTRIC AND STEAM GENERATING FACILITIES / CONSTRUCTION IN PROGRESS

    Prior to commercial operation on September 18, 1997 all development and construction costs and all interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized. All interest costs subsequent to that date have been charged to expense. As of September 30, 1997, capitalized interest including amortization of debt issuance and financing costs was $20,873,600 ($20,333,713 before amortization). Cash paid for interest was $27,601,541 since inception and none for the three months ended September 30, 1997.

    Depreciation of electric and steam generating facilities is computed using the straight-line method over the 25 year estimated economic life of the Whitewater Project.

REVENUE RECOGNITION

    The Partnership is evaluating whether the Power Sales contracts qualify for lease accounting under Generally Accepted Accounting
Principles. Final determination will be completed prior to the release of the December 31, 1997 audited financial statements.

    Revenue from the sale of electricity and steam for the period
September 18, 1997 through September 30, 1997 is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms. Revenue for the period September 18, 1997 through September 30, 1997 consisted primarily of sales of electricity.

4.  INVESTMENTS HELD BY TRUSTEE

    Investments held by trustee consists of:

                                             September 30,     December 31,
                                                  1997             1996
                                                  ----             ----

      Overnight repurchase obligations       $ 26,308,573      $ 34,414,528
      Accounts receivable - Westinghouse        2,195,001               ---
      Accounts receivable - Wisconsin
        Electric Power Company                    380,518               ---
      Accounts receivable - Other                  56,848               ---
                                             ------------      ------------
                                             $ 28,940,940      $ 34,414,528
                                             ============      ============

    Overnight repurchase obligations are secured by U.S. Treasury notes. Accounts receivable - Westinghouse represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Whitewater Project by May 31, 1997. Accounts receivable - Wisconsin Electric Power Company represents amounts due for test energy delivered to Wisconsin Electric Power Company ("WEPCO") during start-up of the Whitewater Project. Revenues earned during construction and start-up, including amounts related to the aforementioned receivables, were capitalized as a reduction of construction in progress.

    The use of funds held by the trustee is restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Investments held by trustee are carried at cost, which approximated market at September 30, 1997 and December 31, 1996.

5.  CONSTRUCTION

    The Partnership had a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with WEPCO, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $2,195,001 at September 30, 1997, which is comprised of reimbursable extension fees of $35,001 and delay liquidated damages of $2,160,000. Subsequent to September 30, 1997, these have been satisfied. In addition, Whitewater had received cash of $75,001 and $2,378,764 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Whitewater Project was substantially completed and commercial operation commenced on September 18, 1997.

    Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Power Plant's construction, extension of certain warranty periods and certain financial concessions.

    As a result of the inspection of the Cottage Grove combustion turbine unit, the Contractor conducted a boroscopic inspection of the Whitewater combustion turbine unit. During the inspection, the Contractor identified one cracked blade and a number of cracked vanes in the combustion turbine unit. The damaged components were replaced and the unit was placed on-line November 24, 1997. The inspection and repair of the unit resulted in the November scheduled outage being extended from two weeks to three weeks. As a result of this apparent defect in the Power Plant and the significant difficulties the Contractor encountered in achieving commercial operation, the Partnership notified the Contractor that the Power Plant may not meet the full requirements of the Construction Contract. The Contractor has initially rejected this assertion. The ultimate outcome of this dispute is unknown at the present time.

6.  PLANT, PROPERTY AND EQUIPMENT

    Plant, property and equipment consists of:

                                              September 30,    December 31,
                                                  1997             1996
                                                  ----             ----

     Land and improvements                    $   2,598,882    $   3,538,281
     Energy and steam generating facilities     170,141,717              ---
     Construction in progress                           ---      145,694,150
                                              -------------    -------------
                                                172,740,599      149,232,431
     Accumulated depreciation                      (245,760)             ---
                                              --------------   -------------
                                              $ 172,494,839    $ 149,232,431
                                              =============    =============


7.  POWER SALES CONTRACT

    The Partnership has a 25- year power sales contract with WEPCO. The power sales contract was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on September 18, 1997.

    In accordance with the power sales contract with WEPCO, the Partnership is responsible for reimbursing WEPCO for the actual increased costs of capacity and energy acquired to replace the capacity and energy, which were to be provided by the Whitewater Project. The Partnership's obligation to reimburse WEPCO for these "Replacement Power" costs began on June 23, 1997 and continued until September 17, 1997. The Partnership has an obligation for Replacement Power costs if WEPCO's actual costs of capacity and energy exceed the amounts, which would have been paid to the Partnership under the PPA. For the period from June 23, 1997 through September 17, 1997, WEPCO has provided invoices for Replacement Power costs in the aggregate amount of approximately $3,200,000. This amount has been reflected in the Partnership's balance sheet as of September 30, 1997, and in its statements of cash flows for the periods then ended. Whitewater's obligation for Replacement Power costs is a project cost and will be payable from the project's construction fund.

    For the period September 18, 1997 through September 30, 1997,
Whitewater recorded approximately $1,360,000 of operating revenue under the power sales contract with WEPCO.

    The Partnership and WEPCO disagree on the methodology to be used to determine Committed Capacity of the Power Plant, as defined. The disagreement centers around three major criteria: (i) the use of evaporative coolers, steam injection and duct burners, (ii) the determination of the ambient condition adjustment and (iii) the requirement to demonstrate Committed Capacity while operating on fuel oil. Settlement discussions are ongoing; however, if a settlement cannot be reached the use of Dispute Resolution procedures as defined in the Power Purchase Agreement will be required. The ultimate outcome of this disagreement is unknown at the present time.




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

     10.79.    Temporary Construction Easement granted by
               Minnesota Mining and Manufacturing Company to LSP-
               Cottage Grove, L.P.*

     10.80.    Easements from Soo Line Railroad Company to LSP-
               Cottage Grove, L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995.*

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

     10.87.    Pledge Agreement dated as of May 1, 1995 between
               LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee.*

     10.88. Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee.*

     10.89. Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of the Chase Manhattan Bank (National Association), as agent under the Credit Agreement.*

     10.90.    Subordinated Mortgage, Assignment of Rents,
               Security Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Whitewater Limited Partnership, as mortgagor, and Wisconsin Electric Power Company, as mortgagee.*

     10.91. Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and Wisconsin Electric Power Company.*

     10.92.    Development Agreement dated as of November 23,
               1994 between City of Whitewater and LSP-Whitewater
               Limited Partnership.*

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

     10.96.1 Fourth Amendment to Power Purchase Agreement dated as of March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.*****

     10.97. Interconnection Agreement dated as of May 12, 1995 between Wisconsin Electric Power Company and LSP-
               Whitewater Limited Partnership.*

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

     10.106. Construction Contract dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-
               Whitewater Limited Partnership.*

     10.106.1  Addendum to Construction Contract dated as of June
               6, 1997 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. ******

     10.107.   Deed of Lease dated as of May 1, 1995 between
               Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership.*

     10.107.1 Settlement Agreement dated as of May 27, 1997 between Dominion Growers/Whitewater, L.C. and LSP-
               Whitewater Limited Partnership. ******

     10.107.2 Greenhouse Operational Services Agreement dated as of May 27, 1997 between FloriCulture, Inc. and LSP-Whitewater Limited Partnership. ******

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

     10.113.   Letter Agreement dated April 21, 1995 between
               Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

     10.114.   Amended and Restated Letter Agreement dated as of
               April 10, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership.*

     10.115. Gas Transportation Agreement dated March 9, 1995 between Wisconsin Natural Gas Company and LSP-
               Whitewater Limited Partnership.*

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

     10.127. Consent and Agreement dated as of May 1, 1995 among State of Wisconsin, acting through the Department of Administration, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National
               Association), as collateral agent.*

     10.128. Consent and Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C., LSP-
               Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.*

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

     10.143.   Easement dated June 2, 1995 granted by Joe C.
               Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership.*

     10.144.   Easement dated September 10, 1994 granted by Joe
               C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership.*

     10.145.   Easement dated May 25, 1995 granted by John P.
               Hill and Rosalee K. Hill to LSP-Whitewater Limited
               Partnership.*

     10.146.   Easement dated June 1, 1994 granted by Mark D.
               Hoffmann to LSP-Whitewater Limited Partnership.*

     10.147.   Easement dated May 31, 1995 granted by Daniel L.
               Schwertfeger and Jeanne M. Schwertfeger to LSP-
               Whitewater Limited Partnership.*

     10.148.   Easement dated June 2, 1995 granted by Jerry C.
               Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership.*

     10.149.   Easement dated June 1, 1995 granted by Lowell C.
               Hagen and Thu T. Hagen to LSP-Whitewater Limited
               Partnership.*

     10.150. Easement dated June 1, 1995 granted by Dean A. Cox and Maybell Cox to LSP-Whitewater Limited Partnership.*

     10.151.   Easement dated June 5, 1995 granted by John s
               Disposal Service, Inc. to LSP-Whitewater Limited
               Partnership.*

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

     * Incorporated herein by reference from the Registration Statement on Form S-4, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership (collectively, the Registrants ) on August 16, 1995, as amended.
     ** In addition to the note for "*" above, confidential treatment has been granted for certain portions of the noted document.
     *** Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
     **** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
     ***** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.
     ****** Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.