Form 10-Q/A
period 1997-09-30
LS POWER FUNDING CORP
filed 1998-04-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


   1105 North Market Street, Suite 1108, Wilmington, DE 19801, (302) 427-8494
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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


   9405 Arrowpoint Boulevard, Charlotte, North Carolina 28273, (704) 525-3800
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                     Index to Amendment No. 1 on Form 10-Q/A
                      To the Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 1997


                                     PART I

                                                                              Page
                                                                              ----
       Item 1.    Financial Statements                                         3
       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                3

                                  INTRODUCTION

Amendment No.1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 filed January 14, 1998 (the "September 1997 10-Q") of LS Power Funding Corporation ("Funding") is being filed by Funding to amend Items 1 and 2 of Part I of the September 1997 10-Q as set forth below and in the pages attached hereto.

Item 1 of the September 1997 10-Q is hereby amended to restate LSP-Whitewater Limited Partnership's ("Whitewater") financial statements as of and for the three months ended September 30, 1997 to reflect the application of "sales-type" capital lease accounting treatment to Whitewater's power purchase agreement in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases".

Item 2 of the September 1997 10-Q is hereby amended to make certain revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations that are required as a result of accounting for the Whitewater power purchase agreement as a sales-type capital lease.

Except as described above, this amendment makes no changes to Items 1 and 2 of
Part I of the September 1997 10-Q.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the complete text of Items 1 and 2, as amended, are included in this Amendment.

PART I/ITEM 1. FINANCIAL STATEMENTS

     The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While LS Power Funding Corporation ("Funding") LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996, filed by Funding, Cottage Grove and Whitewater.


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

     As a result of the Contractor's failure to complete construction and start-up of the Cottage Grove Power Plant by May 31, 1997, the Contractor was required, until completion of construction, to reimburse Cottage Grove for extension fees paid under its power purchase agreement ("PPA"), and to pay certain liquidated damages. The milestone extension period ended on October 1, 1997 with commencement of commercial operation. Cottage Grove has recorded receivables from the Contractor of $3,011,667 at September 30, 1997, which is comprised of reimbursable extension fees of $266,667 and delay liquidated damages of $2,745,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Cottage Grove had received from Westinghouse cash of $1,066,668 and $2,327,729 of reimbursable extension fees and delay liquidated damages, respectively, and had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling $10,886,514.

     In order to demonstrate that construction of the Power Plant was complete, the Contractor was required to demonstrate, with the concurrence of Cottage Grove and R.W. Beck, the independent engineer, that: (i) the Power Plant was mechanically and electrically sound and free from known defects or deficiencies that could affect the safety and reliability of the Power Plant, (ii) the Power Plant met certain performance and emissions guarantees, (iii) the Power Plant successfully completed testing designed to demonstrate the Power Plant's reliability, and (iv) the Power Plant successfully completed testing required by Cottage Grove's PPA with Northern States Power Company ("NSP").

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

WHITEWATER

General

     The Whitewater Power Plant commenced commercial operations on September 18, 1997. The Whitewater PPA meets the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases." Whitewater recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Power Plant as of the commencement of the lease term (commencement of commercial operations). The Partnership recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utility under the PPA in excess of fixed operating costs (i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utility and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the PPA using the effective interest rate method. The Partnership will also recognize service revenue related to the reimbursement of costs incurred in operating the Power Plant and providing electricity and thermal energy. The amount of service revenue recognized by the Partnership will be directly related to the level of dispatch of the Power Plant by the utility and to a lesser extent the level of thermal energy required by the steam host.

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

Results of Operations

     Commercial operations commenced September 18, 1997. For the period September 18, 1997 through September 30, 1997 Whitewater recognized revenues of $1,392,505. Revenues consisted of lease revenue of $752,000 and service revenue of $640,505.

     Operating expenses were $629,551 for the period September 18, 1997 through September 30, 1997. Operating expenses consisted of cost of services of $253,991 and greenhouse operating expenses of $375,560.

     Whitewater recognized a gain on sales-type capital lease described above of $97,041,781 on September 18, 1997. This gain represents the difference between the estimated fair market value of the Power Plant of approximately $261.7 million and the historical cost of the Power Plant of approximately $164.7 million.

     Interest expense for the period September 18, 1997 through September
30, 1997 was $507,984. Interest incurred during the construction phase of the Whitewater Power Plant, as well as amortization of deferred financing costs, were capitalized as part of construction in process.

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

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf of the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION


By: /s/ James R. Pagano
      Name:  James R. Pagano
      Title: Managing Director, Treasurer and Director
      Date:  April 15, 1998


LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner

By: /s/ James R. Pagano
      Name:  James R. Pagano
      Title: Managing Director, Treasurer and Director
      Date:  April 15, 1998


LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner

By: /s/ James R. Pagano
      Name:  James R. Pagano
      Title: Managing Director, Treasurer and Director
      Date:  April 15, 1998

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                                Page
                                                                                                ----
LS POWER FUNDING CORPORATION
     Balance sheets as of September 30, 1997 and December 31, 1996 .......................       F-2
     Statements of income for the three months ended September 30, 1997 and 1996,
       and for the nine months ended September 30, 1997 and 1996 .........................       F-3
     Statements of cash flows for the nine months ended September 30, 1997 and 1996 ......       F-4
     Notes to financial statements .......................................................       F-5

LSP-COTTAGE GROVE, L.P. ..................................................................
     Balance sheets as of September 30, 1997 and December 31, 1996 .......................       F-8
     Statements of cash flows for the nine months ended June 30, 1997 and 1996,
       and the period from Inception (December 14, 1993) to September 30, 1997 ...........       F-9
     Notes to financial statements .......................................................      F-10

LSP-WHITEWATER LIMITED PARTNERSHIP
     Balance sheets as of September 30, 1997 and December 31, 1996 .......................      F-12
     Statements of income for the three and nine months ended September 30,
       1997 and 1996 .....................................................................      F-13
     Statements of cash flows for the three and nine months ended September 30,
       1997 and 1996 .....................................................................      F-14
     Notes to financial statements .......................................................      F-15

                          LS POWER FUNDING CORPORATION

                                 BALANCE SHEETS


                                                                    September 30,     December 31,
                                                                        1997              1996
                                                                    ------------      ------------
                                                                     (UNAUDITED)
                  ASSETS

CURRENT ASSETS:
         Cash                                                       $      1,000      $      1,000
         Interest receivable on First Mortgage Bonds                   6,471,549                --
                                                                    ------------      ------------
         Total current assets                                          6,472,549             1,000

INVESTMENTS IN FIRST MORTGAGE BONDS                                  332,000,000       332,000,000
                                                                    ------------      ------------
         Total Assets                                               $338,472,549      $332,001,000
                                                                    ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on Senior
  Secured Bonds                                                     $  6,471,549      $         --

SENIOR SECURED BONDS PAYABLE                                         332,000,000       332,000,000
                                                                    ------------      ------------
        Total liabilities                                            338,471,549       332,000,000
                                                                    ------------      ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value, 1,000 shares authorized,
           100 share issued and outstanding                                    1                 1
        Additional paid-in-capital                                           999               999
                                                                    ------------      ------------
        Total Stockholders' Equity                                         1,000             1,000


        Total Liabilities and Stockholders' Equity                  $338,472,549      $332,001,000
                                                                    ============      ============


                 See accompanying notes to financial statements.

                          LS POWER FUNDING CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                              Three Months                      Nine Months
                           Ended September 30,              Ended September 30,
                       --------------------------      ----------------------------
                          1997            1996             1997             1996
                       ----------      ----------      -----------      -----------
Interest income        $6,471,549      $6,471,549      $19,414,647      $19,414,647

Interest expense        6,471,549       6,471,549       19,414,647       19,414,647
                       ----------      ----------      -----------      -----------

Net income             $       --      $       --      $        --      $        --
                       ==========      ==========      ===========      ===========



                See accompanying notes to financial statements.

                          LS POWER FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                       1997        1996
                                                      ------      ------
Cash Flows From Operating Activities                  $   --      $   --
                                                      ------      ------

Cash Flows From Investing Activities                      --          --
                                                      ------      ------

Cash Flows From Financing Activities                      --          --
                                                      ------      ------

Increase in cash                                          --          --

Cash, beginning of period                              1,000       1,000
                                                      ------      ------
Cash, end of period                                   $1,000      $1,000
                                                      ======      ======


                See accompanying notes to financial statements.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1997 and the statements of income and cash flows for the periods ended September 30, 1997 and 1996 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997, and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996.

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


4.  POWER PURCHASE AGREEMENT

COTTAGE GROVE

     Cottage Grove has a 30-year power purchase agreement with NSP. The power purchase agreement was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on October 1, 1997.

WHITEWATER

     Whitewater has a 25-year power purchase agreement with WEPCO. The power purchase agreement was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on September 18, 1997.

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

                             LSP-COTTAGE GROVE, L.P.
            (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS


                                                         September 30,     December 31,
                                                             1997              1996
                                                         ------------      ------------
                                                          (UNAUDITED)
                                    ASSETS

CURRENT ASSET - Cash                                     $    371,201      $    103,224

INVESTMENTS HELD BY TRUSTEE,  stated at cost
   which approximates market value                         31,723,789        28,108,244

CONSTRUCTION IN PROCESS                                   147,575,377       125,596,814

DEBT ISSUANCE AND FINANCE COSTS                             6,582,559         6,773,753

OTHER ASSETS                                                      500               500
                                                         ------------      ------------

         Total Assets                                    $186,253,426      $160,582,535
                                                         ============      ============

                  LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
         Accounts payable                                $ 10,064,070      $  5,581,535
         Interest payable on First Mortgage Bonds           3,021,356                --
                                                         ------------      ------------
         Total current liabilities                         13,085,426         5,581,535

FIRST MORTGAGE BONDS PAYABLE                              155,000,000       155,000,000
                                                         ------------      ------------

         Total Liabilities                                168,085,426       160,581,535

CONTINGENCIES

PARTNERS' CAPITAL                                          18,168,000             1,000
                                                         ------------      ------------

         Total Liabilities and Partners' Capital         $186,253,426      $160,582,535
                                                         ============      ============

                See accompanying notes to financial statements.

                             LSP-COTTAGE GROVE, L.P.
            (A DELAWARE LIMITED PARTNERSHIP IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          December 14,
                                                                                        1993 (Inception)
                                                   Nine Months Ended September 30,      To September 30,
                                                       1997               1996                1997
                                                   ------------       ------------      ----------------
Cash Flows From Investing Activities:
    Acquisition of land and improvements           $         --       $         --       $     (97,590)
    Payments on construction in process             (25,338,551)       (62,267,572)       (152,784,765)
    Investments held by trustee                     (18,167,000)                --        (173,167,000)
    Investments drawn for construction               25,606,528         62,402,584         160,375,195
    Investment in LS Power Funding
        Corporation                                          --                 --                (500)
                                                   ------------       ------------       -------------
Cash provided by (used in) investing
    activities                                      (17,899,023)           135,012        (165,674,660)
                                                   ------------       ------------       -------------

Cash Flows From Financing Activities:
    Debt issuance and financing costs                        --           (153,348)         (7,122,139)
    Proceeds from First Mortgage Bonds                       --                 --         155,000,000
    Capital contributions                            18,167,000                 --          18,168,000
                                                   ------------       ------------       -------------
Cash provided by (used in) financing
    activities                                       18,167,000           (153,348)        166,045,861
                                                   ------------       ------------       -------------

Increase (decrease) in cash                             267,977            (18,336)            371,201
Cash, beginning of period                               103,224             55,030                  --
                                                   ------------       ------------       -------------
Cash, end of period                                $    371,201       $     36,694       $     371,201
                                                   ============       ============       =============

RECONCILIATION OF CHANGES IN
 CONSTRUCTION IN PROCESS
    Increase in total construction in process      $(21,978,563)      $(63,366,687)      $(147,477,787)
    Amortization of debt issuance and
        financing costs                                 191,194            178,766             539,580
    Interest income on investments held
        by trustee                                   (1,181,496)        (3,556,984)         (9,058,317)
    Decrease in other current assets                         --             12,926                  --
    (Increase) in pre-operation accounts
        receivable                                   (4,850,820)                --          (4,850,820)
    Pre-operation cash receipts                      (5,022,757)                --          (5,022,757)
    Increase in accounts payable                      4,482,535          1,443,051          10,064,070
    Increase in interest payable                      3,021,356          3,021,356           3,021,356
                                                   ------------       ------------       -------------
Payments on construction in process                $(25,338,551)      $(62,267,572)      $(152,784,675)
                                                   ============       ============       =============


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

3.  INVESTMENTS HELD BY TRUSTEE

     Investments held by trustee consists of:

                                                                 September 30,     December 31,
                                                                      1997             1996
                                                                  -----------      -----------
         Overnight repurchase obligations                         $26,872,969      $28,108,244
         Accounts receivable - Westinghouse                         3,011,667               --
         Accounts receivable - Northern States Power Company        1,580,442               --
         Accounts receivable - Other                                  258,711               --
                                                                  -----------      -----------
                                                                  $31,723,789      $28,108,244
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

4.  CONSTRUCTION

     The Partnership has a $109 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with NSP, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $3,011,667 at September 30, 1997, which is comprised of reimbursable extension fees of $266,667 and delay liquidated damages of $2,745,000. Subsequent to September 30, 1997, these receivables have been satisfied. In addition, Cottage Grove had received cash of $1,066,668 and $2,327,729 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Cottage Grove Project was substantially completed and commercial operation commenced on October 1, 1997.

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

5.  POWER PURCHASE AGREEMENT

     The Partnership has a 30-year Power Purchase Agreement with NSP. The Power Purchase Agreement was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on October 1, 1997.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS




                                                September 30,     December 31,
                                                    1997              1996
                                                ------------      ------------
                                                 (UNAUDITED)
              ASSETS

CURRENT ASSETS:

Cash                                            $    296,951      $    101,114
Accounts receivable - trade                        1,361,505                --
Accounts receivable - other                        2,195,001                --
Fuel inventory and other current assets            1,196,143               575
                                                ------------      ------------
  Total current assets                             5,049,600           101,689

INVESTMENTS HELD BY TRUSTEE,  stated at
  cost which approximates market value            26,745,939        34,414,528

NET INVESTMENT IN LEASE                          261,771,000                --

CONSTRUCTION IN PROCESS                                   --       149,232,431

GREENHOUSE FACILITY, NET                           8,028,486                --

DEBT ISSUANCE AND FINANCE COSTS, NET               6,673,931         6,868,561

OTHER ASSETS                                             500               500
                                                ------------      ------------

  Total Assets                                  $308,269,456      $190,617,709
                                                ============      ============

       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES :
  Accounts payable                              $  9,958,565      $ 13,616,709
  Interest payable on First Mortgage Bonds         3,450,193                --
                                                ------------      ------------
  Total current liabilities                       13,408,758        13,616,709

FIRST MORTGAGE BONDS PAYABLE                     177,000,000       177,000,000
                                                ------------      ------------
  Total Liabilities                              190,408,758       190,616,709

CONTINGENCIES

PARTNERS' CAPITAL                                117,860,698             1,000
                                                ------------      ------------
  Total Liabilities and Partners' Capital       $308,269,456      $190,617,709
                                                ============      ============


                See accompanying notes to financial statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                              Three and Nine Months Ended
                                            -------------------------------
                                            September 30,     September 30,
                                                1997              1996
                                            ------------      ------------
OPERATING REVENUES:
      Lease revenue                         $    752,000       $       --
      Service revenue                            640,505               --
                                            ------------       ----------
                                               1,392,505               --
OPERATING EXPENSES:
      Cost of services                           253,991               --
      Greenhouse operating expenses              375,560               --
                                            ------------       ----------
                                                 629,551               --

OPERATING INCOME                                 762,954               --
                                            ------------       ----------

NON-OPERATING INCOME (EXPENSE):
      Gain on sales-type capital lease        97,041,781               --
      Interest expense                          (507,984)              --
      Other income, net                            6,947               --
                                            ------------       ----------

NET INCOME                                  $ 97,303,698       $       --
                                            ============       ==========


                 See accompanying notes to financial statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended                      Nine Months Ended
                                               --------------------------------       --------------------------------
                                                          September 30,                          September 30,
                                                    1997                1996               1997               1996
                                               -------------       ------------       -------------       ------------
Cash Flows From Operating Activities:
  Net income                                   $  97,303,698       $         --       $  97,303,698       $         --
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
  Gain on sales-type capital lease               (97,041,781)                --         (97,041,781)                --
  Amortization of unearned lease income             (752,000)                --            (752,000)                --
  Amortization of debt issuance and
    financing costs                                    9,621                 --               9,621
  Minimum lease payments received                    721,000                 --             721,000                 --
  Depreciation                                        13,894                 --              13,894                 --
  Increase in accounts receivable - trade         (1,361,505)                --          (1,361,505)                --
  Increase in fuel inventory and
    other current assets                          (1,196,143)                --          (1,196,143)                --
  Increase in accounts payable                       894,741                 --             894,741                 --
                                               -------------       ------------       -------------       ------------
Net cash used in operating activities             (1,408,475)                --          (1,408,475)                --
                                               -------------       ------------       -------------       ------------

Cash Flows From Investing Activities:
  Acquisition of land and improvements                    --                 --                  --         (2,146,986)
  Deposits for land purchases                             --                 --                  --          2,001,221
  Proceeds from land sale                            939,399                 --             939,399                 --
  Payments on construction in process             (8,655,272)       (24,298,972)        (35,127,799)       (67,522,392)
  Investments held by trustee                             --                 --         (20,556,000)                --
  Investments drawn for construction               8,973,663         24,319,151          35,792,712         67,836,907
                                               -------------       ------------       -------------       ------------
Net cash provided by (used in) investing
  activities                                       1,257,790             20,179         (18,951,688)           168,750
                                               -------------       ------------       -------------       ------------

Cash Flows From Financing Activities:
  Debt issuance and deferred
    financing costs                                       --                 --                  --           (153,348)
  Capital contributions                                   --                 --          20,556,000                 --
                                               -------------       ------------       -------------       ------------
Net cash provided by (used in)
  financing activities                                    --                 --          20,566,000           (153,348)
                                               -------------       ------------       -------------       ------------

Net increase (decrease) in cash                     (150,685)            20,179             195,837             15,402
Cash, beginning of period                            447,636             66,664             101,114             71,441
                                               -------------       ------------       -------------       ------------
Cash, end of period                            $     296,951       $     86,843       $     296,951       $     86,843
                                               =============       ============       =============       ============

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
  Decrease (increase) in total
    construction in process                    $ 163,725,356       $(26,952,700)      $ 145,694,150       $(68,707,425)
  Construction in process sold in
    lease transaction                           (170,141,717)                --        (170,141,717)                --
  Amortization of debt issuance
    and financing costs                               56,987             61,514             185,009            182,062
  Interest income on investments
    held by trustee                                 (406,258)        (1,038,366)         (1,272,158)        (4,062,078)
  Decrease in other current assets                        --                 --                 575                 --
  Increase in pre-operation accounts
    receivable                                      (716,920)                --          (2,632,367)                --
  Pre-operation cash receipts                     (5,858,599)                --          (5,858,599)                --
  Increase (decrease) in accounts
    payable                                        1,235,686            180,387          (4,552,885)         1,614,856
  Increase in interest payable                     3,450,193          3,450,193           3,450,193          3,450,193
                                               -------------       ------------       -------------       ------------

Payments on construction in process            $  (8,655,272)      $(24,298,972)      $ (35,127,799)      $(67,522,392)
                                               =============       ============       =============       ============


                See accompanying notes to financial statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1997, and the statements of income and cash flows for the periods ended September 30, 1997 and 1996 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997, the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996.

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

COMMENCEMENT OF POWER PURCHASE AGREEMENT

     The power purchase agreement described in Note 8 has characteristics similar to a lease in that the agreement confers to the purchasing utility the right to use specific property, plant and equipment. At the commencement of commercial operations on September 18, 1997, the Partnership accounted for the Power Purchase Agreement as a sales-type capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 7).

CONSTRUCTION IN PROCESS

     Prior to commercial operation, all costs incurred to develop and construct the Power Plant, including net costs associated with performance testing prior to the commercial operation date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process. In recording the Partnership's gain on sales-type capital lease, all construction in process costs related to the Power Plant were included in the historical cost basis of the Power Plant. All interest costs subsequent to the commencement of commercial operations have been charged to expense. As of September 30, 1997, capitalized interest including amortization of debt issuance and financing costs was $20,873,600 ($20,333,713 before amortization). Cash paid for interest was $27,601,541 since inception and $0 for the three months ended September 30, 1997.

GREENHOUSE FACILITY

     Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively.

LEASE REVENUE

     Lease revenue represents the amortization of unearned income on lease using the effective interest rate method as well as contingent rentals that result from changes in payment escalators occurring subsequent to the commercial operations date. These contingent rentals are not expected to materially change the lease revenue recognized over the life of the power purchase agreement.

SERVICE REVENUE

     Service revenue represents reimbursement to the Partnership of costs incurred to operate the Power Plant and to provide variable electric energy to the purchasing utility and thermal energy to the steam purchaser.

COST OF SERVICES

     Cost of services represent expenses related to operating the Power Plant and providing variable electric energy to the purchasing utility as well as thermal energy to the steam purchaser.

GREENHOUSE OPERATING EXPENSES

     Greenhouse operating expenses include all operating costs specifically related to greenhouse activities including depreciation on the Greenhouse Facility.

4.  ACCOUNTS RECEIVABLE - OTHER

     Accounts receivable - other represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages and extension fees due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Power Plant by May 31, 1997. Such liquidated damages and extension fees were capitalized as a reduction of construction in process.


5.  INVESTMENTS HELD BY TRUSTEE

     Investments held by trustee consist of:

                                           September 30,     December 31,
                                                1997             1996
                                           -------------     ------------
      Overnight repurchase obligations      $26,308,573      $34,414,528
      Accounts receivable - Wisconsin
        Electric Power Company                  380,518               --
      Accounts receivable - Other                56,848               --
                                            -----------      -----------
                                            $26,745,939      $34,414,528
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

6.  CONSTRUCTION

     The Partnership had a $118 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Project to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its power sales contract with WEPCO, and to pay certain liquidated damages in the event of a delay. The Partnership has recorded receivables from Westinghouse Electric of $2,195,001 at September 30, 1997, which are comprised of reimbursable extension fees of $35,001 and delay liquidated damages of $2,160,000. Subsequent to September 30, 1997, these have been satisfied. In addition, Whitewater had received cash of $75,001 and $2,378,764 of reimbursable extension fees and delay liquidated damages, respectively. The construction and start-up of the Whitewater Project was substantially completed and commercial operation commenced on September 18, 1997.

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

7.  SALES-TYPE CAPITAL LEASE

     Upon the commercial operations date of the Power Plant, the Partnership recognized a gain on "sales-type" capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Power Plant. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Power Plant at the end of the lease term is $0. The components of the net investment in lease at September 30, 1997 are as follows:

         Gross investment in lease      $ 621,015,000
         Unearned income on lease        (359,244,000)
                                        -------------
         Net investment in lease        $ 261,771,000
                                        =============

     Gross investment in lease represents total capacity payments receivable over the life of the power purchase agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

8.  POWER PURCHASE AGREEMENT

     The Partnership has a 25-year Power Purchase Agreement with WEPCO. The Power Purchase Agreement was subject to termination if specified construction, energy delivery and other milestone deadlines were not met. The construction milestone was met with commencement of commercial operation on September 18, 1997.

     In accordance with the Power Purchase Agreement with WEPCO, the Partnership is responsible for reimbursing WEPCO for the actual increased costs of capacity and energy acquired to replace the capacity and energy, which were to be provided by the Whitewater Project. The Partnership's obligation to reimburse WEPCO for these "Replacement Power" costs began on June 23, 1997 and continued until September 17, 1997. The Partnership has an obligation for Replacement Power costs if WEPCO's actual costs of capacity and energy exceed the amounts, which would have been paid to the Partnership under the PPA. For the period from June 23, 1997 through September 17, 1997, WEPCO has provided invoices for Replacement Power costs in the aggregate amount of approximately $3,200,000. This amount has been reflected in the Partnership's balance sheet as of September 30, 1997, and in its statements of cash flows for the periods then ended. Whitewater's obligation for Replacement Power costs is a project cost and will be payable from the project's construction fund.

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