Form 10-K405
period 1997-12-31
LS POWER FUNDING CORP
filed 1998-04-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year-Ended December 31, 1997
                         Commission File Number 33-95928

                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                             81-0502366
                                       ----------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    1105 North Market Street, Suite 1108, Wilmington, DE 19801, (302)427-8494 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Delaware                                                             81-0493289
Delaware                                                             81-0493287
                                       ----------------------------------------
(State  or  other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                         Identification Numbers)

9405 Arrowpoint Boulevard, Charlotte, North Carolina 28273, (704)525-3800 9405 Arrowpoint Boulevard, Charlotte, North Carolina 28273, (704)525-3800
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No
                                        ---   ---

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


                                                                                                               Page
                                                                                                               ----
                                     PART I

       Item 1.    Business                                                                                       4
       Item 2.    Properties                                                                                    19
       Item 3.    Legal Proceedings                                                                             20
       Item 4     Submission of Matters to a Vote of Security Holders                                           20

                                     PART II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                         20
       Item 6.    Selected Financial Data                                                                       20
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                             22
       Item 8.    Financial Statements and Supplementary Data                                                   23
       Item 9.    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                    24

                                    PART III

       Item 10.   Directors and Executive Officers of the Registrant                                            24
       Item 11.   Executive Compensation                                                                        26
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                                26
       Item 13.   Certain Relationships and Related Transactions                                                27

                                     PART IV

       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                               28

                  Signatures                                                                                    29

                  Financial Statement Index                                                                    F-1

                  Exhibits Index                                                                               E-1

PART I/ITEM 1.  BUSINESS

ORGANIZATION

COTTAGE GROVE

       LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which, until March 20, 1998, was a wholly-owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite"). See discussion below under "Change in Control." The general partner of Granite is LS Power Corporation, a Delaware corporation ("LS Power"). LSP-Cottage Grove, Inc. is a 1% general partner of Cottage Grove. An indirect subsidiary of Cogentrix Energy, Inc., a North Carolina corporation ("Cogentrix Energy"), identified in the discussion under "Change in Control" below, and TPC Cottage Grove, Inc., a Delaware corporation ("TPC Cottage Grove"), are the sole limited partners of Cottage Grove, owning approximately 72% and 27% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Cottage Grove as set forth in Cottage Grove's partnership agreement.

WHITEWATER

       LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities" or "Projects"). The general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner") which, until March 20, 1998, was a wholly-owned subsidiary of Granite. See discussion below under "Change in Control." LSP-Whitewater I, Inc. is a 1% general partner of Whitewater. An indirect subsidiary of Cogentrix Energy, identified in the discussion under "Change in Control" below, and TPC Whitewater, Inc., a Delaware corporation ("TPC Whitewater"), are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Whitewater as set forth in Whitewater's partnership agreement.

FUNDING

       LS Power Funding Corporation ("Funding") was organized on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

       The Senior Secured Bonds are the following:

                  7.19% Senior Secured Bonds Due 2010, Series A of LS Power Funding Corporation
                  8.08% Senior Secured Bonds Due 2016, Series A of LS Power Funding Corporation

       The First Mortgage Bonds are the following:

                  7.19% First Mortgage Bonds of LSP-Cottage Grove, L.P. Due 2010 8.08% First Mortgage Bonds of LSP-Cottage Grove, L.P. Due 2016 7.19% First Mortgage Bonds of LSP-Whitewater Limited
                        Partnership Due 2010
                  8.08% First Mortgage Bonds of LSP-Whitewater Limited
                        Partnership Due 2016

       Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding.

CHANGE IN CONTROL

       On March 6, 1998, LS Power and Granite (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid-America, Inc., a Delaware corporation, and its wholly-owned subsidiaries Cogentrix Cottage Grove, LLC, a Delaware limited liability company, and Cogentrix Whitewater, LLC, a Delaware limited liability company (collectively, the "Purchasers") and Cogentrix Energy which controls each of the Purchasers, as wholly-owned indirect subsidiaries.

       On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the capital stock of FloriCulture, Inc., a Delaware corporation ("FloriCulture"), LSP-Cottage Grove, Inc., and LSP-Whitewater I, Inc., and all of the Sellers' limited partnership interests in Cottage Grove and Whitewater to the Purchasers. As a result, Cogentrix Mid-America, Inc. now owns all of the capital stock of FloriCulture. Cogentrix Cottage Grove, LLC now owns all of the capital stock of LSP-Cottage Grove, Inc., the general partner of Cottage Grove, as well as a 72.22% limited partnership interest in Cottage Grove for a combined total ownership interest of 73.22% in Cottage Grove. Cogentrix Whitewater, LLC now owns all of the capital stock of LSP-Whitewater I, Inc., the general partner of Whitewater, as well as a 73.17% limited partnership interest in Whitewater for a combined total ownership interest of 74.17% in Whitewater.

       On the same date that the Purchasers acquired their ownership interests in Cottage Grove and Whitewater, Cogentrix Energy and LS Power entered into an Assignment and Assumption Agreement, pursuant to which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management services agreements between LS Power and each of LSP-Cottage Grove, Inc., Cottage Grove, LSP-Whitewater, Inc. and Whitewater. A description of these agreements is included in Part III/Item 13 - "Certain Relationships and Related Transactions" of this annual report on Form 10-K.

THE POWER PLANTS

THE COTTAGE GROVE FACILITY

       The Cottage Grove Facility is a dispatchable, combined-cycle natural gas-fired (with fuel oil back-up) cogeneration facility designed to generate approximately 245 megawatts of electrical capacity measured at summer conditions, and 262 megawatts of electrical capacity measured at winter conditions, with a maximum of 190,000 pounds per hour of steam. The Cottage Grove Facility is a "topping-cycle cogeneration facility", which means that when the power plant is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to its steam purchaser. The Cottage Grove Facility commenced commercial operation on October 1, 1997 (the "Cottage Grove Commercial Operations Date"). The Facility consists of a single combustion turbine-generator unit, a heat recovery steam generator, a steam turbine-generator unit, auxiliary boilers, and all required buildings and accessory equipment. The auxiliary boilers are used to provide steam to the Minnesota Mining and Manufacturing Company's ("3M") Cottage Grove facility, Cottage Grove's steam purchaser, when the Cottage Grove Facility is off-line.

       All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Power Purchaser") under a 30-year power purchase agreement (the "Cottage Grove Power Purchase Agreement"). The thermal energy generated by the Cottage Grove Facility is sold in the form of steam to 3M under a 30-year steam supply agreement. Natural gas for the Cottage Grove Facility is purchased pursuant to 20-year contracts with Natural Gas Clearinghouse ("NGC") and Aquila Energy Marketing

Corporation ("Aquila"), a subsidiary of UtiliCorp United Inc. ("UtiliCorp"). Interstate gas transportation is provided by Northern Natural Gas Company ("Northern Natural"), and local gas transportation is provided by Peoples Natural Gas Company ("Peoples"), a division of UtiliCorp, each pursuant to a 20-year contract subject to a 10-year renewal option. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Cottage Grove Facility is designed to operate as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder.

THE WHITEWATER FACILITY

       The Whitewater Facility is a dispatchable, combined-cycle natural gas-fired (with fuel oil back-up) cogeneration facility designed to generate approximately 245 megawatts of electrical capacity measured at summer conditions and 262 megawatts of electrical capacity measured at winter conditions, with a maximum of 190,000 pounds per hour of steam. The Whitewater Facility is a "topping-cycle cogeneration facility". The Whitewater Facility commenced commercial operation on September 18, 1997 (the "Whitewater Commercial Operations Date"). The Facility consists of a single combustion turbine-generator unit, a heat recovery steam generator, a steam turbine-generator unit, auxiliary boilers, and all required buildings and accessory equipment. The auxiliary boilers are used to provide thermal energy to Whitewater's thermal energy purchasers when the Whitewater Facility is off-line.

       Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Power Purchaser") pursuant to a 25 year power purchase agreement, as amended (the "Whitewater Power Purchase Agreement" and, collectively with the Cottage Grove Power Purchase Agreement, the "Power Purchase Agreements"). Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy which is not dispatched by WEPCO. The thermal energy generated by the Whitewater Facility is provided in the form of steam to the University of Wisconsin-Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by Whitewater and located adjacent to the Whitewater Facility (the "Greenhouse"). Natural gas for the Whitewater Facility is purchased pursuant to 20-year contracts with NGC and Aquila. Interstate gas transportation is provided by Northern Natural pursuant to a 20-year contract subject to a 10-year renewal option, and local gas transportation is provided by Wisconsin Natural Gas Company ("WNG") pursuant to a 25-year contract with two five-year renewal options. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Whitewater Facility is designed to operate as a QF under PURPA and the regulations promulgated thereunder.

CONSTRUCTION

THE COTTAGE GROVE FACILITY

       The Cottage Grove Facility was constructed by Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor") pursuant to a turnkey construction contract (the "Cottage Grove Construction Contract"). Westinghouse began construction of the Cottage Grove Facility on June 30, 1995. Westinghouse Electric had agreed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997 and is required under the Cottage Grove Construction Contract to reimburse the Partnership for extension fees paid under the Cottage Grove Power Purchase Agreement, and certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric paid $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively, to Cottage Grove. In order to demonstrate that construction of the Facility was substantially complete, the Contractor was required to demonstrate, with the concurrence of Cottage Grove and R.W. Beck, the independent engineer, that: (i) the Facility was mechanically and electrically sound and free from known defects or deficiencies that could affect the safety and reliability of the Facility, (ii) the Facility met performance and emission guarantees, (iii) the Facility successfully completed testing designed to demonstrate the Facility's reliability, and (iv) the Facility successfully completed testing required by the Cottage Grove Power Purchase Agreement.

       Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, agreed to a Construction Contract change order. Under the change order, certain non-material modifications were made to the Cottage Grove Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. The construction and start-up of the Cottage Grove Facility was substantially complete and commercial operation commenced on October 1, 1997.

THE WHITEWATER FACILITY

       The Whitewater Facility was constructed by Westinghouse Electric pursuant to a turnkey construction contract (the "Whitewater Construction Contract"). Westinghouse Electric began construction of the Whitewater Facility on June 30, 1995. Westinghouse Electric had agreed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997 and is required under the Whitewater Construction Contract to reimburse the Partnership for extension fees paid under the Whitewater Power Purchase Agreement, and certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric paid $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively, to Whitewater. In order to demonstrate that construction of the Facility was substantially complete, the Contractor was required to demonstrate, with the concurrence of Whitewater and R.W. Beck, the independent engineer, that: (i) the Facility was mechanically and electrically sound and free from known defects or deficiencies that could affect the safety and reliability of the Facility, (ii) the Facility met performance and emission guarantees, (iii) the Facility successfully completed testing designed to demonstrate the Facility's reliability, and (iv) the Facility successfully completed testing required by the Whitewater Power Purchase Agreement.

       Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, agreed to a Construction Contract change order. Under the change order, certain non-material modifications were made to the Whitewater Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. The construction and start-up of the Whitewater Facility was substantially complete and commercial operation commenced on September 18, 1997.

 GREENHOUSE

       Whitewater entered into a construction contract (the "Dominion Construction Contract") with Dominion Growers/Whitewater L.C. ("Dominion") under which Dominion was required to design, engineer, procure, interconnect, construct and start-up the Greenhouse, as well as perform certain other obligations. The Dominion Construction Contract established a 19-month construction schedule for the Greenhouse. Dominion began procurement and construction on July 11, 1995. The Greenhouse was substantially complete on June 2, 1997.

PROJECT MANAGEMENT

       LS Power provided certain management and administration services to the Partnerships, including supervision of the Contractor and Westinghouse Operating Services Company, Inc., as operator of the Facilities, pursuant to management services agreements (collectively, the "MSAs") with the Partnerships and the General Partners. On March 20, 1998, LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under each of these agreements. See Part I, Item 1 - "Change in Control" and Part III, Item 13 - "Certain Relationships and

Related Transactions".

OPERATIONS AND MAINTENANCE

OPERATIONS AND MAINTENANCE AGREEMENTS

       Each of the Cottage Grove and Whitewater Facilities is operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements" ). Under each O&M Agreement, Westinghouse Services was required to provide certain services during the pre-operational phase of the related Facility as well as services following commercial operation. As compensation for its services, Westinghouse Services is reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, Westinghouse Services (i) received a fixed monthly fee during the pre-operational phase of such Facility and (ii) will receive an annual management fee of $350,000 during the operational years of such Facility. The Partnerships contract directly with certain subcontractors for materials and services which are outside the scope of Westinghouse Service's obligations under the O&M Agreements, including major maintenance of the Facilities. Westinghouse Services is also subject to an annual performance bonus or penalty payment depending on each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in such Facility's Power Purchase Agreement. Furthermore, Westinghouse Services is subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

PARTS AGREEMENTS

       Cottage Grove and Whitewater each has a parts agreement (a "Parts Agreement" and collectively, the "Parts Agreements") with Westinghouse Electric. Under each Parts Agreement, Westinghouse Electric provides a spare set of certain major combustion turbine parts (including combustors, fuel nozzles, transitions, turbine blades and vanes and various other items), and repairs or replaces specified parts during certain scheduled and unscheduled outages of the related Facility. Pursuant to each Parts Agreement, which expires at the earlier of (i) completion of the first scheduled major inspection of the applicable Facility and (ii) 15 years after provisional acceptance of the related Facility, Westinghouse Electric is paid an annual fee of $976,833 (subject to adjustment each year on specified indices published by the United States Bureau of Labor Statistics) for 12 years. In addition, Westinghouse Electric provides certain Westinghouse Electric parts at a discount from the list price for the life of the related Facility and repairs certain parts at cost plus a certain percentage markup for the duration of the financing of such Facility.

GREENHOUSE

       Whitewater previously entered into a lease agreement (the "Dominion Lease") with Dominion. Under the Dominion Lease, Whitewater agreed to lease to Dominion the Greenhouse and an approximate 38-acre parcel of land upon which the Greenhouse was constructed.

       In 1997, Whitewater and Dominion terminated the Dominion Lease and the related hot water supply agreement with Dominion. To replace these Dominion arrangements, Whitewater entered into an operational services agreement (the "Greenhouse Operational Services Agreement") with FloriCulture, an affiliate of Whitewater, which operates the Greenhouse for the benefit of Whitewater.

       Under the terms of the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.

SALE OF CAPACITY AND ELECTRICITY

COTTAGE GROVE

       Cottage Grove, as seller, and NSP, as purchaser, have entered into the Cottage Grove Power Purchase Agreement. Under and subject to the terms of the Cottage Grove Power Purchase Agreement, NSP is obligated to purchase all electric capacity made available to it and all associated energy which NSP chooses to dispatch from the Cottage Grove Facility beginning on the Cottage Grove Commercial Operations Date and extending for 30 years thereafter.

       Payments by NSP to Cottage Grove under the Cottage Grove Power Purchase Agreement consist of (i) capacity payments and (ii) energy payments. The capacity payments made by NSP are based on the Facility's tested capacity and availability, and have three components: one rate component based on a fixed schedule and two rate components that escalate in accordance with changes in published indices. NSP is required to make capacity payments to Cottage Grove on a monthly basis for electric capacity made available to NSP, regardless of the level of dispatch. Capacity payments from NSP are subject to adjustment on the basis of performance-based factors which reflect the Cottage Grove Facility's semi-annually tested capacity and its rolling 12-month average for availability and on-peak availability. Capacity payments are also adjusted for transmission losses or gains relative to a reference plant (the "Capacity Loss Factor").

       Under the Cottage Grove Power Purchase Agreement, NSP has full dispatch discretion over energy delivered by the Cottage Grove Facility subject to certain agreed dispatch parameters. This offers NSP the flexibility to call upon the Cottage Grove Facility to deliver energy when it is the lowest cost unused variable energy source available to NSP. There is no contractual minimum amount of energy that NSP must purchase from Cottage Grove.

       Energy payments for energy delivered by the Cottage Grove Facility vary in accordance with a published monthly spot natural gas index or, in case of dispatch in excess of 16 hours per day, with the Cottage Grove Facility's actual fuel costs. The prices that Cottage Grove pays for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly spot natural gas index as the related variable energy rate contained in the Cottage Grove Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Cottage Grove's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Cottage Grove Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

       Following the 10th anniversary of the Cottage Grove Commercial Operations Date, if NSP fails to obtain or is denied authorization by any governmental authority having jurisdiction over NSP's retail rates and charges, granting it the right to recover from its customers any payments made to Cottage Grove under the Cottage Grove Power Purchase Agreement, any such disallowance will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at 8.7% per annum. Within 30 days after Cottage Grove's First Mortgage Bonds have been fully retired, NSP may begin reducing payments to Cottage Grove to (i) ensure the payments are in-line with Minnesota Public Utility Commission rates and (ii) begin amortizing the balance in the tracking account. Should NSP exercise its right to reduce payments, the maximum reduction is 75% of the capacity payment otherwise due for the period.

WHITEWATER

       Whitewater, as seller, and WEPCO, as Power Purchaser, have entered into the Whitewater Power Purchase Agreement. Under and subject to the terms of the Whitewater Power Purchase Agreement, WEPCO is obligated to purchase the electric capacity made available to it up to 236.5 megawatts and associated energy which WEPCO chooses to dispatch from the Whitewater Facility beginning on the Whitewater

Commercial Operations Date and extending for 25 years thereafter.

       Payments by WEPCO to Whitewater under the Whitewater Power Purchase Agreement consist of (i) capacity payments and (ii) energy payments. The capacity payments made by WEPCO are based on the Whitewater Facility's tested capacity and availability and have three rate components: a rate component based on a fixed schedule, a fixed operation and maintenance rate component escalating in accordance with changes in a published index, and a fixed gas transport rate component escalating in a similar manner. WEPCO is required to make capacity payments to Whitewater on a monthly basis for electric generating capacity made available to WEPCO, regardless of the amount of electric energy actually dispatched. Capacity payments from WEPCO are subject to adjustment on the basis of performance-based factors which reflect the Whitewater Facility's semi-annually tested capacity, and average and peak availability factors for the preceding contract year.

       Under the Whitewater Power Purchase Agreement, WEPCO has full dispatch discretion over energy to be delivered by the Whitewater Facility subject to certain agreed dispatch parameters. This offers WEPCO the flexibility to call upon the Whitewater Facility to deliver energy when it is the lowest cost unused variable energy source available to WEPCO. There is no contractual minimum amount of energy that WEPCO must purchase from Whitewater.

       Energy payments for energy delivered by the Whitewater Facility vary in accordance with a published monthly spot natural gas index or with the Whitewater Facility's actual fuel costs. The prices that Whitewater pays for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly spot natural gas index as the related variable energy rate contained in the Whitewater Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Whitewater's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Whitewater Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

       The Partnership and WEPCO disagreed on the interpretation of certain provisions in the Whitewater Power Purchase Agreement with respect to the methodology to be used to determine Committed Capacity of the Whitewater Facility, as defined. Effective on February 26, 1998, the Partnership and WEPCO entered into a settlement letter and the Fifth Amendment to the Power Purchase Agreement to resolve various differences in interpretation of the Whitewater Power Purchase Agreement to their mutual satisfaction. Whitewater does not believe that the settlement will have a material impact on the Partnership's results of operations or financial position.

       Subject to certain limitations, the capacity payments from WEPCO may be reduced to the extent that WEPCO's senior debt instruments are downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of WEPCO's long term power purchase obligations under the Whitewater Power Purchase Agreement. So long as Whitewater's First Mortgage Bonds are outstanding, the reduction may not exceed the level necessary to cause Whitewater's debt service coverage ratio to be less than 1.4 in any month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After Whitewater's First Mortgage Bonds have been repaid, the reduction may not exceed 50% of the Whitewater's revenues minus expenses. The amount of the reductions precluded by application of the above limitations will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at the base or prime lending rate set from time to time by The Chase Manhattan Bank, N.A. or its successor. Accrued tracking account obligations are to be repaid when possible, subject to the limitations described above, or may be applied to WEPCO's purchase of the Whitewater Facility at the expiration of the Whitewater Power Purchase Agreement.

       In the event that at any time WEPCO is denied rate recovery from its customers of any payment to be made to Whitewater under the Whitewater Power Purchase Agreement by an applicable regulatory authority, WEPCO's payments to Whitewater may be correspondingly reduced, subject to certain limitations. While Whitewater's First Mortgage Bonds are outstanding, the capacity payments may be reduced by the annual regulatory disallowance provided that the reduction may not cause Whitewater's debt service coverage ratio to be less than 1.4 in any month calculated on a rolling average of the four fiscal quarters preceding the proposed adjustment. After Whitewater's First Mortgage Bonds are repaid, reductions may not exceed 50% of Whitewater's revenues minus expenses. The amount of the reductions precluded by these restrictions is monitored in a tracking account with repayment subject to the same provisions as for bond downgrading adjustments discussed above.

QUALIFYING FACILITY STATUS

       The Cottage Grove Facility and the Whitewater Facility are each certified as a QF under PURPA and the regulations of the Federal Energy Regulatory Commission ("FERC") promulgated thereunder. While loss of QF status does not result in a default under either Power Purchase Agreement, it can result in a reduction in payments under the Cottage Grove Power Purchase Agreement to the lower of FERC approved rates or the contract rates, or under the Whitewater Power Purchase Agreement to the lower of FERC approved rates or rates reflecting a five percent discount from the capacity component of the contract rates. Under its respective Power Purchase Agreement, each Partnership may regain full contract rates if it regains QF status that has been lost. In addition, a loss of QF status will cause the rates and certain organizational and financial affairs of the affected Partnership to become subject to regulation by the FERC, possibly result in both Partnerships to become regulated under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and to the extent not preempted by the Federal Power Act, as amended ("FPA"), to become subject to the jurisdiction of the applicable state public utility commission.

THERMAL ENERGY SALES

COTTAGE GROVE

       Cottage Grove has a steam supply agreement, as amended, with 3M (the "3M Thermal Energy Agreement"), which provides for Cottage Grove to supply the steam requirements of 3M's manufacturing plant in Cottage Grove, Minnesota. The Cottage Grove Facility is capable of delivering up to 190,000 pounds of steam per hour through its cogeneration process and, alternatively, up to 160,000 pounds of steam per hour in the aggregate through two auxiliary steam generators (the "Auxiliary Boilers") which are used when NSP has not dispatched the Facility or when the cogeneration process is otherwise unavailable. The term of the 3M Thermal Energy Agreement extends for an initial period of 30 years from the date upon which the first deliveries of steam were made, which term may be extended upon terms and conditions mutually satisfactory to Cottage Grove and 3M.

       The 3M Thermal Energy Agreement obligates Cottage Grove to supply all of 3M's steam requirements up to a maximum of 664 million pounds of steam annually at a rate not to exceed 190,000 pounds per hour when the Cottage Grove Facility's cogeneration process is operating and 160,000 pounds per hour when the steam is generated by the Auxiliary Boilers (the "Maximum 3M Purchase Amount"). For the first ten years after Cottage Grove commences steam delivery to 3M, 3M must take and use, at a minimum, the amount of steam necessary to maintain the Cottage Grove Facility's status as a QF (the "Minimum 3M Purchase Amount"). Thereafter, if 3M takes less than the Minimum 3M Purchase Amount, Cottage Grove may reduce the Maximum 3M Purchase Amount and sell steam in excess of such reduction to other steam purchasers. In the event Cottage Grove delivers steam which does not conform to the specifications in the 3M Thermal Energy Agreement, Cottage Grove must discontinue such delivery (unless otherwise requested by 3M) and, at its own expense, take prompt action to correct such non-conformance. The 3M Thermal Energy Agreement also provides that 3M is obligated to return the condensate to the Cottage Grove Facility, supply a quantity of cooling and potable water sufficient to satisfy the requirements of the Cottage Grove Facility and, to the extent consistent with certain governmental permits and regulations, accept the Cottage Grove Facility's wastewater and sanitary wastewater into 3M's existing discharge systems. 3M has the right to reduce the water supply to the Facility in the event that it cannot satisfy both its own and Cottage Grove's requirements; however, Cottage Grove has drilled a back-up well as a reserve in the event of any shortfalls in water supply from 3M.

       Cottage Grove is obligated to supply steam to 3M on a non-interruptible basis, except during periods of force majeure, emergency conditions affecting the Cottage Grove Facility and periods when 3M is unable to accept steam due to repair or maintenance of its manufacturing plant. In the event of any failure to supply steam to 3M, other than as a result of force majeure or the acts or omissions of 3M, Cottage Grove must reimburse 3M for its incremental costs.

WHITEWATER

University of Wisconsin-Whitewater

       Whitewater has a steam supply agreement with the Department of Administration of the State of Wisconsin ("DOA"), which provides for Whitewater to supply the steam requirements of UWW (the "UWW Thermal Energy Agreement"). The initial term of the UWW Thermal Energy Agreement expires June 30, 2005 (the "UWW Initial Term"). The DOA has the option to extend the UWW Initial Term for up to four extension periods of four years each.

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

       Whitewater has agreed to reimburse DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. As of December 31, 1997, Whitewater has reimbursed DOA approximately $280,000 for the repair of UWW's steam boiler. Whitewater has also agreed to pay the annual costs to maintain the back up boiler in a standby mode.

       Whitewater is obligated to supply steam to UWW on a non-interruptible basis, except during periods of force majeure, emergency conditions affecting the Whitewater Facility and periods when UWW is unable to accept steam due to necessary repair or maintenance to the UWW steam piping system. In the event of any failure to supply UWW, other than as a result of force majeure or the acts or omissions of UWW, Whitewater must reimburse UWW for its incremental costs.

Greenhouse

       Under the terms of the Greenhouse Operational Services Agreement with FloriCulture, Whitewater will supply the hot water requirements of the Greenhouse. See "Operations and Maintenance; Greenhouse".

GAS SUPPLY

       Each of Cottage Grove and Whitewater has entered into gas supply contracts with substantially identical terms, with the exception of the volume of gas required to be delivered under the contracts. This difference is primarily a result of varying contractual requirements in the Power Purchase Agreements. Specifically, each Partnership has entered into (i) a gas sales contract with NGC, as amended (the "NGC Gas Supply Contracts"), and (ii) a gas sales contract with Aquila, as amended (the "Aquila Gas Supply Contracts," and together with the NGC Gas Supply Contracts, the "Gas Supply Contracts") to collectively service 100% of the expected gas requirements of its Facility.

       The Aquila Gas Supply Contracts and the NGC Gas Supply Contracts each provide for the sale of up to 17,060 MMBtu per day of gas to Cottage Grove and up to 11,855 MMBtu per day of gas to Whitewater. Under the Gas Supply Contracts, except during periods of force majeure or default by a Partnership, NGC and Aquila (together, the "Gas Suppliers") are required to supply on a firm basis to the point of demarcation between the field zone and the market zone of Northern Natural (the "Demarcation Point"), all gas properly nominated by each Partnership. If a Gas Supplier fails to deliver properly nominated gas to the Demarcation Point for any reason other than force majeure or a Partnership's failure to pay for past deliveries, Cottage Grove or Whitewater, as the case may be, has the right to buy replacement gas (or fuel oil) from other sources and charge the applicable Gas Supplier for the direct increased cost (including transportation charges), if any, of using such gas or fuel oil.

       Under the Gas Supply Contracts, there are three categories of gas, Tier I Gas, Tier II Gas, and Tier III Gas. Tier I Gas is "baseload" gas, nominated prior to the commencement of each month at a set volume for such month. Tier II Gas is "TOK-swing" gas, nominated prior to the commencement of each month at a set volume with the ability to reduce daily volumes to reflect daily swings in gas needs at the Facilities. Tier III Gas is "spot-swing" gas, nominated on a monthly basis (in the case of Aquila) and daily basis (in the case of both NGC and Aquila) to fulfill daily swings in Facility requirements not met by Tier I Gas and/or Tier II Gas.

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

       Under the Gas Supply Contracts, the Partnerships are subject to an annual minimum take requirement for Tier I Gas equal to 40% of the annualized maximum quantity. Under the NGC Gas Supply Contracts, one-half of Tier II Gas quantities delivered may be applied to reduce the minimum take requirement. The Partnerships may satisfy the minimum take requirements by delivering gas to the Facilities, taking gas into storage or by remarketing gas to third parties. In the event of two consecutive annual minimum take shortfalls, Aquila has the right to reduce the volumes deliverable under the applicable Aquila Gas Supply Contract. On a monthly basis, Whitewater and Cottage Grove are required to take all Tier I Gas nominated for such month, make other arrangements for the disposition thereof, or pay certain penalties.

       The primary term of each Gas Supply Contract is 20 years beginning with the Commercial Operations Date of the respective Facility. Following the end of the primary term, the NGC Gas Supply Contracts may be extended at the applicable Partnership's option for an additional five-year term. The Aquila Gas Supply Contracts extend beyond the primary term on a year-to-year basis, unless affirmatively terminated by one of the parties thereto.

       The Gas Supply Contracts may be terminated prior to expiration in the event the corresponding Power Purchase Agreement is terminated without replacement or upon the occurrence of certain events of default. Events of default include bankruptcy or insolvency proceedings, legal process against the contract itself, false representations or warranties, unexcused failure to deliver gas, continued failure to pay for gas after suspension of deliveries by the applicable Gas Supplier or any other continued material breach.

GAS TRANSPORTATION

COTTAGE GROVE

       Cottage Grove has various gas transportation agreements with Northern Natural (collectively, the "Cottage Grove Northern Transportation Agreements") pursuant to an agreement among Cottage Grove, Northern Natural and Peoples (the "Cottage Grove Letter Agreement"). The Cottage Grove Letter Agreement and the Cottage Grove Northern Transportation Agreements (the "Cottage Grove Northern Agreements") have a term of 20 years, subject to a 10-year option to renew by Cottage Grove, and set forth the terms and conditions under which Northern Natural agrees to transport on both a firm and interruptible basis the gas purchased by Cottage Grove pursuant to the Cottage Grove Gas Supply Contracts. Under the Cottage Grove Northern Agreements, gas is transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and Peoples (the "Cottage Grove TBS") on a firm basis. Subject to certain restrictions (including minimum and maximum injection and withdrawal rates), the Cottage Grove Northern Agreements also provide firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Cottage Grove Facility for approximately 29 days.

       Cottage Grove also has an agreement with Peoples that provides for the transportation from the Cottage Grove TBS to the Cottage Grove Facility of 29,120 MMBtu per day on a firm basis and excess gas required by the Cottage Grove Facility on an interruptible basis (the "Peoples Agreement", and together with the Cottage Grove Northern Agreements, the "Cottage Grove Transportation Agreements").

       Under the Cottage Grove Letter Agreement, Peoples has agreed to release to Cottage Grove 34,120 MMBtu/day of firm capacity it currently holds on Northern Natural's system for gas transportation under the Cottage Grove Transportation Agreements from the Demarcation Point to the Cottage Grove TBS. Northern Natural has agreed to construct, maintain and own at its expense the Cottage Grove TBS and other facilities necessary to effectuate the services described above. In order to secure its payment obligations under the Cottage Grove Letter Agreement, if the rating on the Senior Secured Boards falls below investment grade, Cottage Grove will be required to obtain a guarantee or a letter of credit from an investment grade entity.

       The Peoples Agreement provided for the construction of an approximately one mile long pipeline at Peoples' expense from the Cottage Grove TBS to the Cottage Grove Facility. The agreement designates Peoples as Cottage Grove's agent with respect to nominations on Northern Natural's system and requires Peoples to sell gas, if available, to Cottage Grove in case of a failure of any of Cottage Grove's supplies under the Cottage Grove Gas Supply Contracts. In addition, the Peoples Agreement provides various balancing services which augment the balancing rights held by Cottage Grove under the Cottage Grove Northern Agreements. For up to 20 days of each "heating period" (i.e., an interval beginning December 1 and extending to the end of the following February) Peoples has the option to retain the gas destined for the Cottage Grove Facility for its own use, subject to proper notice and the reimbursement of Cottage Grove for replacement fuel costs. In consideration for such option, Cottage Grove receives a monthly payment of $116,480 during the heating period. In addition, on any day during each heating period on which Cottage Grove nominates a quantity of gas and transportation from the Gas Suppliers and Northern Natural less than 29,120 MMBtu, Peoples may require Cottage Grove to nominate and deliver to Peoples the difference between the quantities actually nominated and 29,120 MMBtu, subject to compliance with Northern Natural's tariffs, agreement between Peoples and NSP and payment to Cottage Grove of its actual cost of gas and gas transportation with respect to such differential quantities.

WHITEWATER

       Whitewater has various gas transportation agreements with Northern Natural (collectively, the "Whitewater Northern Agreements"). The Whitewater Northern Agreements have a term of 20 years, with a 10-year option to renew by Whitewater, and set forth the terms and conditions under which Northern Natural agrees to transport, on both a firm and interruptible basis, the gas purchased by Whitewater pursuant to the Whitewater Gas Supply Contracts. Under the Whitewater Northern Agreements, gas will be transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and WNG (the "Whitewater TBS") on a firm basis. Subject to certain restrictions (including the minimum and maximum injection and withdrawal rates), the Whitewater Northern Agreements also provide for firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Whitewater Facility for approximately 21 days. Finally, the Whitewater Northern Agreements provide for interruptible storage service at Northern Natural's gas storage facility in the market area, subject to its availability.

       Under the Whitewater Northern Agreements, Northern Natural agrees to provide 30,400 MMBtu/day of firm capacity for the transportation of gas from the Demarcation Point to the Whitewater TBS. Northern Natural has also agreed to construct, maintain and own the Whitewater TBS and other facilities necessary to effectuate the services described above. As a contribution toward the cost of these facilities, Whitewater has made a payment to Northern Natural of $2,500,000. In order to secure its payment obligations under the Whitewater Northern Agreements, if the rating on the Senior Secured Bonds falls below investment grade, Whitewater will be required to obtain a guarantee or a letter of credit from an investment grade entity.

       Whitewater also has an agreement with WNG which provides for the transportation of all gas required by the Whitewater Facility from the Whitewater TBS to the Whitewater Facility (the "WNG Agreement", and together with the Whitewater Northern Agreements, the "Whitewater Transportation Agreements"). The WNG Agreement provided for the construction of an approximately five mile long pipeline from the Whitewater TBS to the Whitewater site. Whitewater paid approximately $1,328,000 for the construction of the pipeline. The WNG Agreement extends for an initial term of 25 years (with two optional five-year extensions), and provides for the firm transport of the daily and hourly gas requirements of the Whitewater Facility.

       Whitewater has an agreement, as amended, with Wisconsin Power & Light Company ("WP&L") which provides WP&L with the ability to purchase a portion of Whitewater's daily gas supply and interstate transportation capacity in return for the payment of a monthly fee to Whitewater and reimbursement of Whitewater's incremental costs (the "WP&L Agreement"). The WP&L Agreement permits WP&L to purchase from Whitewater up to 15,000 MMBtu/day of gas and up to 10,400 MMBtu/day of interstate transportation capacity, not to exceed in the aggregate 508,000 MMBtu/year of combined gas and transportation capacity. In consideration therefor, WP&L pays Whitewater a monthly fee of $58,500 and the incremental costs incurred for replacement gas or fuel oil, including transportation. The term of the WP&L Agreement commenced in 1997 and continues for three years, with an option in favor of WP&L to extend the term for an additional three years.

DEPENDENCE ON THIRD PARTIES

       Each Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its respective Facility, a single operator to perform the operation and maintenance of its respective Facility and, in the case of the Cottage Grove Facility, a single steam purchaser for purchases of thermal energy. In addition, each Partnership has contracted with only two gas companies, Aquila and NGC, to supply the gas requirements of the Facilities, and has contracted with a single interstate gas transporter, Northern Natural, to transport gas. Any material breach by any one of these parties of their respective obligations to either Partnership could affect the ability of the applicable Partnership to make payments under its First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of a Partnership to make payments to Funding with respect to such Partnership's First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. If a project agreement were to be terminated due to a breach of such project agreement, the affected Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

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

       The Energy Policy Act of 1992 (the "Policy Act") expands certain exemptions previously available only under PURPA and provides for the ability of independent power producers to compete in a non-regulated fashion without having to qualify as QFs under PURPA. In addition, over the last several years, various state utility commissions have opened the electrical generation and sales market to competition not only from QFs but to non-QF independent power producers and competitive proposals from other utilities and power marketers. These developments have generally required that independent power projects must now be viewed as "least-cost" with such a showing being demonstrated through a competitive procurement process, such as those which resulted in the selection of the Cottage Grove Facility and Whitewater Facility.

REGULATION

GENERAL

       The Partnerships are required to comply with numerous Federal, state and local statutory and regulatory standards and obtain and maintain numerous permits and approvals relating to energy, the environment and other laws required for the operation of the Facilities. The permits and regulatory approvals that have been issued to the Partnerships contain certain conditions. There can be no assurance that either Facility will continue to operate in accordance with the conditions established by the permits or approvals or that the Partnerships or third parties will be able to obtain any outstanding permits required for the operation of the Facilities. Laws and regulations affecting Funding, the Partnerships and the Facilities may change during the period in which the Senior Secured Bonds are scheduled to be outstanding, and such changes could adversely affect Funding or the Partnerships. For example, changes in laws or regulations (including but not limited to environmental laws and regulations) could impose more stringent or comprehensive requirements on the operation or maintenance of the Facilities, resulting in increased compliance costs or the reduction of certain benefits currently available to the Partnerships, or could expose Funding or the Partnerships to liabilities for previous actions taken in compliance with all laws in effect at the time or for actions taken by or conditions caused by unrelated third parties.

PURPA

       PURPA and the regulations promulgated thereunder by FERC provide an electric generating facility with rate and regulatory incentives if the facility is a QF. Under PURPA, a topping-cycle cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year (and the first 12 months of operation) which constitutes at least five percent of its total energy output and which is used for industrial commercial, heating or cooling purposes, (ii) during any calendar year (and the first 12 months of operation) the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5 percent of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15 percent of the facility's total energy output, such sum equals or exceeds 45 percent of such total energy input and (iii) the facility is not owned by a person primarily engaged in the generation or sale of electric energy (other than from QFs, other types of exempt facilities and power marketers) or more than 50 percent owned by an electric utility, electric utility holding company, or a wholly or partially owned subsidiary of an electric utility or an electric utility holding company. PURPA and the regulations promulgated thereunder exempt QFs from PUHCA, most provisions of the FPA and certain state laws relating to rates, and the financial and organizational regulation of electric utilities.

       The Partnerships expect the Facilities to continue to meet all of the criteria required for designation as QFs under PURPA. If either Facility were to fail to meet such criteria, the related Partnership may become subject to regulation under PUHCA, the FPA and state utility laws. Furthermore, as a result of the loss of QF status on one Facility, and the possible creation of a holding company, the other Facility may lose its QF status due to a violation of PURPA's ownership restrictions.

PUHCA

       PUHCA provides that any corporation, partnership or other entity, or organized group of persons which owns, controls or holds with power to vote 10 percent or more of the outstanding voting securities, or controlling influence over the management, of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the United States Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is issued. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company which is a subsidiary of a registered holding company under PUHCA is subject to financial, organizational and rate regulation, including approval by the Commission of its financing transactions.

       The Policy Act contains amendments to PUHCA which may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Facility loses its status as a QF. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules promulgated by the FERC. Both Whitewater and Cottage Grove were granted exempt wholesale generator status by the FERC on October 17, 1996. Notwithstanding this exemption, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA and the capacity and energy rates, as described below, would have to be approved by FERC.


FPA

       Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost-of-service approach or a market-based approach. If a Facility were to lose its QF status, the rates set forth in each of the Power Purchase Agreements would have to be filed with FERC and would be subject to review and acceptance by the FERC under the FPA. The Whitewater Power Purchase Agreement provides for a reduction in capacity payment rates in such event to the lower of a five percent discount from the contract rates, or FERC approved rates. The Cottage Grove Power Purchase Agreement provides for Cottage Grove to receive the lower of FERC approved rates or the contract rates.

       The FPA, and the FERC's authority thereunder, also subject public utilities to various other requirements, including accounting and record-keeping requirements, FERC approval requirements applicable to activities such as selling, leasing or otherwise disposing of certain facilities, FERC approval requirements for mergers, consolidations, acquisitions, the issuance of securities and assumption of liabilities, and certain restrictions regarding interlocking directorates. Upon a loss of QF status, the affected Partnership would become subject to such requirements and although it could make application for specific waivers, there is no assurance such application would be approved.

STATE REGULATION

       If the Whitewater Facility loses its QF status, it would, absent a successful request for exemption, become subject to a wide range of Wisconsin statutes and regulations applicable to Wisconsin public utilities, including the requirement of the approval by the Wisconsin Public Service Commission (the "Wisconsin PSC") for the issuance of securities and the need to file periodic detailed information on financial and organizational matters.

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

       Wisconsin law prohibits the granting or transfer of any licenses, permits and franchises to own or operate equipment to produce light, heat or power to any foreign corporation. Local counsel does not believe that the Wisconsin law applies to Whitewater. However, if it is determined that this prohibition does apply, Whitewater's Certificate of Public Convenience and Necessity ("CPCN") could be determined to be invalid. If this were to occur, Whitewater's ability to repay the Whitewater First Mortgage Bonds, and Funding's ability to repay the Senior Secured Bonds, could be materially delayed or impaired.

GAS SUPPLY AND TRANSPORTATION

       The gas transportation agreements serving each Facility are subject in various respects to the regulatory authority of governmental entities having jurisdiction, including but not limited to (i) for Cottage Grove, the Minnesota Environmental Quality Board ("MEQB"), the Minnesota Department of Natural Resources, the Minnesota Public Utilities Commission and the FERC and (ii) for Whitewater, the Wisconsin Department of Natural Resources, the Wisconsin PSC and the FERC.

       There can be no assurance that changes in regulatory rules or oversight by such agencies would not adversely affect the economics of Cottage Grove and Whitewater or their access to gas supplies. Similarly, modifications to tariff provisions could result in a disallowance of any price discounts existing under the transportation agreements.



ENVIRONMENTAL MATTERS

       As with any facility similar to the Facilities, the Partnerships are required to comply with a number of statutes and regulations relating to protection of the environment and the public and the safety and health of the personnel operating the Facilities during the construction and operation of the Facilities. Such statutes and regulations include: (i) regulation of hazardous materials associated with each Facility, (ii) regulation of noise emissions from the Facilities, (iii) safety and health standards related to Facility construction and operation, (iv) regulations requiring certain practices and procedures applicable to the operation of the Facilities, including permitting requirements that apply to air emissions, process wastewater and stormwater discharges and (v) other environmental protection requirements including, without limitation, emission and discharge standards relating to air and water pollutants, land use regulations, wild life conservation and fuel storage.

       While the Partnerships believe that the use of natural gas provides comparative environmental advantages over other fossil fuel-fired power production technologies, there can be no assurance that environmental or other laws and regulations adopted in the future will not impose significant constraints and increased costs on the Facilities' operations. In addition, the Partnerships may be liable for the investigation and removal of hazardous materials on the Facilities' sites even if the Partnerships are not the source of such hazardous materials. Specifically, the Whitewater site boundary is situated approximately one quarter of a mile away from a landfill under which groundwater contamination has been discovered. To the extent that such contamination has reached or reaches the Whitewater Facility site, there is a possibility that Whitewater would be responsible for the costs of remediating such contamination from off-site sources that is subsequently identified at the site. There can be no assurance that such remediation costs payable by Whitewater, if any, in connection with such contamination will not have a material adverse effect on the ability of Whitewater to make payments on its First Mortgage Bonds.

       The Partnerships must also comply with certain environmental conditions described in the approval orders issued by the appropriate state and Federal agencies for the Facilities. Failure to comply with any such statutes, regulations or approvals could have an adverse effect on the Facilities, including civil or criminal liability, the imposition of cleanup liens, fines, penalties and expenditures of funds to bring the Facilities into compliance or the loss of authorization to continue to operate.

COMPETITION

       The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of a number of regulated utilities, have entered the power market. Because the Partnerships have long-term contracts to sell electric generating capacity and energy from the Facilities, it is not expected that competitive forces will have a significant effect on the businesses of the Partnerships. Nevertheless, each of the Power Purchase Agreements permits the purchasing utility to schedule the respective Facility for dispatch on an economic basis, which takes into account the variable cost of electricity to be delivered by the Facility compared to the variable cost of electricity available to the purchasing utility from other sources. Accordingly, competitive forces may have some effect on the dispatch levels of the Facilities.

       The FERC and numerous state utility regulatory commissions have continued to pursue proceedings to deregulate the generation and sale of electricity. In several states, including Wisconsin and Minnesota, commissions have initiated proceedings to examine or develop methods for making the retail sale of electricity competitive. These proceedings remain at early stages in Wisconsin and Minnesota, and the potential impact of these proceedings on the Partnerships is unknown at this time.

EMPLOYEES

       Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership and each General Partner has a management services agreement which provided for LS Power to perform management services for each Partnership and each General Partner. On March 20, 1998, LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under each of these agreements. See Part I, Item 1 - "Change in Control" and Part III, Item 13 - "Certain Relationships and Related Transactions". In addition, each of the Cottage Grove and Whitewater Facilities is operated by Westinghouse Services pursuant to the O&M Agreements. See Part I,
Item 1 - "Operations and Maintenance".


PART I/ITEM 2.  PROPERTIES

COTTAGE GROVE

       Cottage Grove owns a 13 acre tract of land located in the City of Cottage Grove, Washington County, Minnesota, on which the Cottage Grove Facility was constructed.

WHITEWATER

       Whitewater owns a 35 acre tract of land located in the City of Whitewater, Wisconsin on which the Whitewater Facility and the substation for the Facility were constructed (the "Whitewater Site"). Whitewater also owns a 93 acre tract of land, adjacent to the Whitewater Site and located in the City of Whitewater, Wisconsin, on which the Greenhouse was constructed.


PART I/ITEM 3.  LEGAL PROCEEDINGS

       Funding, Whitewater and Cottage Grove experience routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the financial position or results of operations of Funding, Whitewater or Cottage Grove.


PART I/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


PART II/ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

      There is no established public market for Funding's common stock. Funding has 100 issued and outstanding shares of common stock, $0.01 par value per share, 50 of which shares are owned by each Partnership. All of the equity interests in the Partnerships are held by the partners of the Partnerships and, therefore, there is no established public market for the equity interests in the Partnerships.


PART II/ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data have been taken from the audited financial statements of Funding, Cottage Grove and Whitewater. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and the financial statements and related notes included under Part II, Item 8.

      Funding was organized on June 23, 1995, and the Partnerships were formed on December 14, 1993. Since their formation in 1993 through September 18, 1997 and October 1, 1997 for Whitewater and Cottage Grove, respectively, the Partnerships were developing and constructing their respective Facilities and had recognized no operating revenues and expenses. Accordingly, only balance sheet data is presented for the Partnerships for the years ended December 31, 1996, 1995, 1994 and 1993.

STATEMENT OF INCOME DATA (dollars in thousands):

                                                                               For the Period from
                             For the Year Ended      For the Year Ended     June 23, 1995 (Inception)
                             December 31, 1997       December 31, 1996         to December 31, 1995
                             -----------------       -----------------      -------------------------
Funding:
      Interest income            $25,886                 $25,886                   $12,943
      Interest expense            25,886                  25,886                    12,943
                                 -------                 -------                   -------
      Net income                 $     0                 $     0                   $     0
                                 =======                 =======                   =======






                                                                          For the Period from
                                      For the Year Ended December 31,      December 14, 1993
                                      -------------------------------       (Inception)  to
                                         1997   1996   1995   1994         December 31, 1993
                                         ----   ----   ----   ----        -------------------
Cottage Grove:
   Operating revenues                 $10,738   N/A    N/A    N/A         N/A
   Operating expenses                   5,851   N/A    N/A    N/A         N/A
   Operating income                     4,887   N/A    N/A    N/A         N/A
   Gain on sales-type capital lease    87,056   N/A    N/A    N/A         N/A
   Interest expense, net                2,725   N/A    N/A    N/A         N/A
   Net income                          89,218   N/A    N/A    N/A         N/A

Whitewater:
   Operating revenues                 $13,348   N/A    N/A    N/A         N/A
   Operating expenses                   7,747   N/A    N/A    N/A         N/A
   Operating income                     5,601   N/A    N/A    N/A         N/A
   Gain on sales-type capital lease    97,042   N/A    N/A    N/A         N/A
   Interest expense, net                3,641   N/A    N/A    N/A         N/A
   Net income                          99,002   N/A    N/A    N/A         N/A

BALANCE SHEET DATA (dollars in thousands):

                                                                December 31,
                                     ------------------------------------------------------------
                                       1997            1996            1995       1994     1993
                                     --------        --------        --------     ------   ------
Funding:
      Current assets                 $      1        $      1        $      1        N/A      N/A
      Total assets                    332,001         332,001         332,001        N/A      N/A
      Current liabilities                   0               0               0        N/A      N/A
      Total long-term debt            332,000         332,000         332,000        N/A      N/A
      Stockholders' equity                  1               1               1        N/A      N/A

Cottage Grove:
      Current assets                 $ 18,791        $    103        $     68         $1       $1
      Restricted investments           11,475          28,108         111,304          0        0
      Net investment in lease         234,034               0               0          0        0
      Construction in process               0         125,597          42,720          0        0
      Total assets                    270,818         160,583         160,951          1        1
      Current liabilities               8,432           5,582           5,950          0        0
      Total long-term debt            155,000         155,000         155,000          0        0
      Partners' capital               107,386               1               1          1        1

Whitewater:
      Current assets                 $ 17,402        $    102        $     72         $1       $1
      Restricted investments           13,752          34,415         126,688          0        0
      Net investment in lease         262,072               0               0          0        0
      Construction in process               0         149,232          49,531          0        0
      Total assets                    308,115         190,618         183,251          1        1
      Current liabilities              11,556          13,617           6,250          0        0
      Total long-term debt            177,000         177,000         177,000          0        0
      Partners' capital               119,559               1               1          1        1



PART II/ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL



       The Whitewater Facility commenced commercial operations on September
18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements described in Part I/Item 1 - "Sale of Capacity and Electricity" meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases". Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of the respective Power Purchase Agreement terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs

(i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the utility and to a lesser extent the level of thermal energy required by the steam hosts.

RESULTS OF OPERATIONS - 1997

WHITEWATER

       The Whitewater Power Purchase Agreement term commenced September 18, 1997. Prior to September 18, 1997, Whitewater recognized no revenues or expenses.

         Revenues for the year ended December 31, 1997 were approximately $13.3 million. Revenues consisted primarily of lease revenue of approximately $6.6 million and service revenue of approximately $5.9 million.

         Operating expenses were approximately $7.7 million for the year ended December 31, 1997. Operating expenses consisted primarily of cost of services related to operating the Facility during the period September 18, 1997 through December 31, 1997 of approximately $6.9 million. Operating expenses also included approximately $.8 million of expense related to operating the Greenhouse.

         Whitewater recognized a gain on sales-type capital lease described above of approximately $97.0 million on September 18, 1997. This gain represents the difference between the estimated fair market value of the Facility of approximately $261.7 million and the historical cost of the Facility of approximately $164.7 million.

         Interest expense of approximately $4.0 million for the year ended December 31, 1997 consisted primarily of interest expense on the First Mortgage Bonds. Interest incurred during the construction phase of the Whitewater Facility as well as amortization of deferred financing costs were capitalized as part of construction in process.

         Interest income of approximately $.4 million for the year ended December 31, 1997 consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds. Interest income earned during the construction phase of the Whitewater Facility was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.

COTTAGE GROVE

       The Cottage Grove Power Purchase Agreement term commenced October 1, 1997. Prior to October 1, 1997, Cottage Grove recognized no revenues or expenses.

         Revenues for the year ended December 31, 1997 were approximately $10.7 million. Revenues consisted primarily of lease revenue of approximately $5.3 million and service revenue of approximately $4.9 million.

         Operating expenses were approximately $5.9 million for the year ended December 31, 1997. Operating expenses consisted of cost of services related to operating the Facility during the period October 1, 1997 through December 31, 1997.

         Cottage Grove recognized a gain on sales-type capital lease described above of approximately $87.1 million on October 1, 1997. This gain represents the difference between the estimated fair market value of the Facility of approximately $233.6 million and the historical cost of the Facility of approximately $146.5 million.

         Interest expense of approximately $3.1 million for the year ended December 31, 1997 consisted primarily of interest expense on the First Mortgage Bonds. Interest incurred during the construction phase of the Cottage Grove Facility as well as amortization of deferred financing costs were capitalized as part of construction in process.

         Interest income of approximately $.4 million for the year ended December 31, 1997 consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds. Interest income earned during the construction phase of the Cottage Grove Facility was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.


FACILITY CONSTRUCTION

COTTAGE GROVE


       The Partnership has a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Facility to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under the Cottage Grove Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively, to Cottage Grove. The Partnership has recorded receivables from Westinghouse Electric of $3,012,000 at December 31, 1997, which is comprised of reimbursable extension fees of $267,000 and delay liquidated damages of $2,745,000. Subsequent to December 31, 1997, these receivables have been satisfied. The construction and start-up of the Cottage Grove Facility were substantially complete and commercial operation commenced on October 1, 1997.

       Effective September 30, 1997, the Partnership and, the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1997, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

WHITEWATER

       The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Facility to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under the Whitewater Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively, to Whitewater. The Partnership has recorded a receivable from Westinghouse Electric of $2,195,000 at December 31, 1997, which is comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000. Subsequent to December 31, 1997, this receivable was satisfied. The construction and start-up of the Whitewater Facility were substantially complete and commercial operations commenced on September 18, 1997.

       Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1997, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.


LIQUIDITY AND CAPITAL RESOURCES

       The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, each Partnership received equity contributions from each of TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of each Partnership's First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to such Partnership were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of its Facility (ii) pay interest on each Partnership's First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents, currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively.

      As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the Construction Contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At December 31, 1997, the balances of the Contingency Fund accounts were $1,426,000 for Cottage Grove and $339,000 for Whitewater.

      In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Effective October 31, 1997, a $500,000 letter of credit was issued under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

      In order to provide for the Partnerships' working capital needs, each Partnership has also entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At December 31, 1997, no loans were outstanding under the working capital facilities.

      The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the substantial majority of the revenues of each of the Partnerships. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy which it requests from the related Partnership. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the Securities and Exchange Commission (the "Commission").

       The Power Purchase Agreements are dispatchable contracts which provide the utilities the ability to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnership will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

      Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each partnership's obligations as they come due, pay 1998 project debt service and make required contributions to project reserve accounts.

       As with any power generation facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and consequently Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective Power Purchaser to terminate its Power Purchase Agreement.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

      The Partnerships have attempted to mitigate the risk of increases in fuel and transportation costs by providing contractually for matching increases in the energy payments the Partnerships receive from the utilities purchasing electricity generated by the Facilities. In addition, the Partnerships have hedged against the risk of fluctuations in interest rates by arranging fixed rate financing.

PART II/ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See financial statements commencing at F-1.


PART II/ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

      The registrant has previously reported the information required by this item in a report on Form 8-K filed on March 31, 1998.

PART III/ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNERS

      Each Partnership Agreement provides that all management functions of the respective Partnership are the responsibility of the General Partner, subject to certain conditions and limitations. All of the stock of each General Partner is owned by an indirect wholly-owned subsidiary of Cogentrix Energy. Certain officers of Cogentrix Energy concurrently serve as officers of the General Partner.

      The following table sets forth the names and positions of the directors and executive officers of each General Partner. With the exception of Mr. Taiano, each of these individuals was elected or appointed to his position on March 20, 1998 when the change in control event described in Part I, Item 1 - "ORGANIZATION - Change in Control" occurred. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the board of directors.

                 Name                                Age                Officer Position
                 ----                                ---                ----------------
          Mark F. Miller (Director)                  43              Managing Director
          James R. Pagano (Director)                 38              Managing Director and Treasurer
          James E. Lewis                             34              Vice President
          Dennis W. Alexander                        51              Vice President and Secretary
          Richard L. Taiano (Director)               32              ---

      Mark F. Miller is the President, Chief Operating Officer and a Director of Cogentrix Energy. Prior to joining Cogentrix Energy in May 1997, Mr. Miller was Vice President for Northrop Grumman in Bethpage, New York. He joined Northrop Grumman in 1982 and held successive positions in the material, law and contracts departments before being named Vice President, Contracts and Pricing at Northrop's B-2 Division in 1991. In 1993, he became Vice President Business Management at the B-2 Division. In 1994, Northrop acquired the Grumman Corporation and Mr. Miller was named Vice President Business Management for the newly formed Electronics and Systems Integration Division, a position he held until his move to Cogentrix Energy. From 1980 to 1982, he was an associate with the law firm of Dolack, Hansler.

      James R. Pagano has been Group Senior Vice President - Chief Financial Officer of Cogentrix Energy since May 1997, prior to which he was Senior Vice President - Project Finance since February 1995 and Vice President Project Finance since July 1993, Vice President - Legal and Finance from July 1992 to July 1993, and from January 1992 to July 1992, Mr. Pagano was Vice President and Assistant General Counsel of Cogentrix Energy. Prior to joining Cogentrix Energy, he was Vice President of The Deerpath Group, Inc., a financial advisory firm. From 1987 to 1990, Mr. Pagano was an Associate with the law firm of Simpson Thacher & Bartlett.

      James E. Lewis has been Executive Vice President and a Director of Cogentrix Energy since November 1992 and a Director of Cogentrix Energy since 1988. From 1991 to 1992, he was Senior Vice President of Operations responsible for the daily operations of Cogentrix Energy's facilities. From 1989 to 1991, Mr. Lewis was Vice President - Utility Operations. Mr. Lewis joined Cogentrix Energy in 1986. Mr. Lewis beneficially owns 45,120, or 16%, of the issued and outstanding shares of Cogentrix Energy.

      Dennis W. Alexander has been Group Senior Vice President, General Counsel, Secretary and a Director of Cogentrix Energy since February 1994. Immediately prior to joining Cogentrix Energy, Mr. Alexander was Vice President/General Counsel of Wheelabrator Environmental Systems Inc., the waste-to-energy and cogeneration subsidiary of Wheelabrator Technologies Inc., an independent power and environmental services and products company, as well as Director, Environmental, Health and Safety Audit Program for Wheelabrator Technologies Inc. From 1988 to 1990, Mr. Alexander was Vice President/General Counsel - Operations of Wheelabrator

Environmental Systems Inc. and from 1986 to 1988 was Vice President/General Counsel of Wheelabrator Energy Systems, a cogeneration project development subsidiary. From 1984 to 1986, he served as Group General Counsel for The Signal Company and from 1980 to 1984 as Division General Counsel of Wheelabrator-Frye Inc., each a diversified public company.

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

DIRECTORS AND EXECUTIVE OFFICERS OF FUNDING

      The following table sets forth the names and positions of the individuals who are the directors and executive officers of Funding. Directors are elected annually and each elected director holds office until a successor is elected. Officers will be chosen from time to time by vote of the board of directors.

      Name                                          Age              Officer Position
      ----                                          ---              ----------------
      Mark F. Miller (Director)                      43              Managing Director
      James R. Pagano (Director)                     38              Managing Director and Treasurer
      Dennis W. Alexander                            51              Vice President and Secretary
      Peter H. Sorensen (Director)                   38              ---

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


PART III/ITEM 11.  EXECUTIVE COMPENSATION

      None of the officers or directors of Funding or the General Partners has received or, it is anticipated, will receive compensation for their services from Funding or from the General Partners except that Lord Securities is paid a fee for providing the services of Mr. Taiano and Mr. Sorensen. The directors and executive officers of Cogentrix Energy are compensated by Cogentrix Energy and are not entitled to any direct compensation from the Partnerships. However, Cogentrix Energy is paid a management fee and is reimbursed for certain expenses by the Partnerships as described under Part III/Item 13 - "Certain Relationships and Related Transactions".


PART III/ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

      The following information is given with respect to the partnership interests in LSP-Cottage Grove, L.P. held by persons who are beneficial owners of more than 5% of such interests.

            Title                      Name and Address                   Nature of                  Percentage
          of Class                    of Beneficial Owner                 Ownership                   Interest
          --------                    -------------------                 ---------                   --------
General Partnership Interest       LSP-Cottage Grove, Inc.             General Partner                   1.0%
Limited Partnership Interest       Cogentrix Cottage Grove, LLC        Limited Partner                 72.22
Limited Partnership Interest       TPC Cottage Grove, Inc.             Limited Partner                 26.78
                                                                                                      ------
                                                                                                      100.00%
                                                                                                      ======




      The following information is given with respect to the partnership interests in LSP-Whitewater Limited Partnership held by persons who are beneficial owners of more than 5% of such interests.

            Title                      Name and Address                     Nature of                Percentage
          of Class                    of Beneficial Owner                   Ownership                 Interest
          --------                    -------------------                   ---------                 --------
General Partnership Interest       LSP-Whitewater I, Inc.              General Partner                   1.0%
Limited Partnership Interest       Cogentrix Whitewater, LLC           Limited Partner                 73.17
Limited Partnership Interest       TPC Whitewater, Inc.                Limited Partner                 25.83
                                                                                                      ------
                                                                                                      100.00%
                                                                                                      ======

----------

       Except as specifically provided or required by law, the limited partners of Cottage Grove and Whitewater may not participate in the management or control of the respective Partnerships. Thus, although each General Partner has a 1% interest in its Partnership, it has sole responsibility for the management of such Partnership. All of the outstanding capital stock of each of the General Partners is owned by an indirect subsidiary of Cogentrix Energy. See Part I/Item 1 - "ORGANIZATION - Change in Control" and Part III/Item 13 - "Certain Relationships and Related Transactions".

      The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding.

         Title                    Name and Address                       Nature of                Percentage
       of Class                  of Beneficial Owner                     Ownership                 Interest
       --------                  -------------------                     ---------                 --------
Common Stock                   LSP-Cottage Grove, L.P.                     50 shares                     50%
Common Stock                   LSP-Whitewater Limited Partnership          50 shares                     50%
                                                                                                     ------
                                                                                                     100.00%
                                                                                                     ======


PART III/ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The transactions described below occurred prior to the change in control event that is described in Part I, Item 1 - "ORGANIZATION - Change in Control." As part of the change in control event, Cogentrix Energy assumed all of the rights and obligations of LS Power under the management services agreements that are described below.

      Each Partnership believes that, taking into consideration all of their terms and conditions, the transactions with the persons, who at the time the transactions that are described below occurred, were related parties were at least as favorable to it as those which could have been obtained from unrelated parties in arms-length transactions.

      LS Power. LS Power was the developer of the Facilities and until March 20, 1998 (See Part I/Item 1. Business, Organization - Change in Control) provided certain management services to each Partnership and each General Partner pursuant to the MSAs. Under the MSAs, LS Power managed the business affairs of each Partnership during construction and operation of the related Facility and was responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership paid LS Power as compensation for its services a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars) which fees were escalated annually beginning on January 1, 1996 pursuant to a rate of change in a consumer-price related index. LS Power was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to LS Power under the MSAs are designated as operating expenses under the depository agreements and therefore were paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the years ended December 31, 1997 and 1996, LS Power received payments pursuant to the MSAs of approximately $1,302,000 and $1,391,000 and $1,424,000 and $1,392,000 from
Cottage Grove and Whitewater, respectively.

       FloriCulture. FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and until March 20, 1998 was a wholly-owned subsidiary of LS Power (See Part I/Item 1. Business, Organization - Change in Control). Whitewater and FloriCulture entered into the Greenhouse Operational Services Agreement in 1997, whereby FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the year ended December 31, 1997, FloriCulture received payments pursuant to the Greenhouse Operational Services Agreement of approximately $669,000.

      Granite. Granite, a limited partnership among LS Power, Chase Manhattan Capital Corporation and a trust (the "Cogen Trust"), provided the development financing for the Facilities through June 30, 1995. Granite's costs to develop the Facilities were financed through loans from Tomen Power Corporation, a California corporation ("Tomen"). These loans were repaid from amounts received by Granite from Cottage Grove and Whitewater on June 30, 1995. On June 30, 1995, Granite received payments for development fees and reimbursement of certain development costs totaling $11,730,000 and $12,020,000 from Cottage Grove and Whitewater, respectively. Also, Whitewater reimbursed $140,000 to Granite for purchase of its project site.

      LSP-Cottage Grove, Inc. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and until March 20, 1998 was a wholly-owned subsidiary of Granite (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently served as officers of LS Power but did not receive compensation in the former capacity. LSP-Cottage Grove, Inc. was a party to an MSA with LS Power.

      LSP-Whitewater I, Inc. LSP-Whitewater I, Inc. is the general partner of Whitewater and until March 20, 1998 was a wholly-owned subsidiary of Granite (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently served as officers of LS Power but did not receive compensation in the former capacity. LSP-Whitewater I, Inc. was a party to an MSA with LS Power.

      TPC Cottage Grove & TPC Whitewater. TPC Cottage Grove and TPC Whitewater are both wholly-owned subsidiaries of Tomen and were formed for the sole purpose of holding a limited partnership interest in the related Partnership. During 1997, TPC Cottage Grove and TPC Whitewater made capital contributions of $18,167,000 and $20,556,000 to Cottage Grove and Whitewater, respectively.

RELATIONSHIP OF FUNDING AND THE PARTNERSHIPS

       Each Partnership owns 50% of the capital stock of Funding. Each Partnership has designated Funding as its agent for certain purposes including issuing the Senior Secured Bonds. Each Partnership has indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

PART IV/ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) (1) FINANCIAL STATEMENTS

        See Index to Financial Statements on page F-1.

(a) (2) FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted since the information is not required or because such information is included in the financial statements and notes thereto.


(a) (3) EXHIBITS

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

LS POWER FUNDING CORPORATION


By:/s/ Mark F. Miller
   -------------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  April 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Mark F. Miller                    Managing Director and Director
----------------------------------
Mark F. Miller


/s/ James R. Pagano                   Managing Director, Treasurer
----------------------------------    and Director (Principal Financial Officer)
James R. Pagano


/s/ Dennis W. Alexander               Vice President and Secretary
----------------------------------
Dennis W. Alexander


/s/ Thomas F. Schwartz                Assistant Treasurer
----------------------------------    (Principal Accounting Officer)
Thomas F. Schwartz

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:    LSP-Cottage Grove, Inc.
Its:   General Partner

By:/s/ Mark F. Miller
   -------------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  April 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    Managing Director and Director
----------------------------------
Mark F. Miller


/s/ James R. Pagano                   Managing Director, Treasurer
----------------------------------    and Director (Principal Financial Officer)
James R. Pagano


/s/ Dennis W. Alexander               Vice President and Secretary
----------------------------------
Dennis W. Alexander

/s/ Thomas F. Schwartz                Assistant Treasurer
----------------------------------    (Principal Accounting Officer)
Thomas F. Schwartz

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

LSP-Whitewater Limited Partership

By:    LSP-Whitewater I, Inc.
Its:   General Partner

By:/s/ Mark F. Miller
   -------------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  April 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    Managing Director and Director
----------------------------------
Mark F. Miller


/s/ James R. Pagano                   Managing Director, Treasurer
----------------------------------    and Director (Principal Financial Officer)
James R. Pagano


/s/ Dennis W. Alexander               Vice President and Secretary
----------------------------------
Dennis W. Alexander

/s/ Thomas F. Schwartz                Assistant Treasurer
----------------------------------    (Principal Accounting Officer)
Thomas F. Schwartz

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                            FINANCIAL STATEMENT INDEX

                                                                                                           Page
                                                                                                           ----
LS POWER FUNDING CORPORATION
      Reports of Independent Public Accountants.............................................................F-2
      Balance Sheets as of December 31, 1997 and 1996.......................................................F-4
      Statements of Income for the Years Ended December 31, 1997 and 1996
         and for the Period from Inception (June 23, 1995) to December 31, 1995.............................F-5
      Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997 and 1996
         and for the Period from Inception (June 23, 1995) to December 31, 1995.............................F-6
      Statements of Cash Flows for the Years Ended December 31, 1997 and 1996
         and for the Period from Inception (June 23, 1995) to December 31, 1995.............................F-7
      Notes to Financial Statements.........................................................................F-8

LSP-COTTAGE GROVE, L.P.
      Reports of Independent Public Accountants............................................................F-11
      Balance Sheets as of December 31, 1997 and 1996......................................................F-13
      Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-14
      Statements of Changes in Partners' Capital for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-15
      Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-16
      Notes to Financial Statements........................................................................F-17

LSP-WHITEWATER LIMITED PARTNERSHIP
      Reports of Independent Public Accountants............................................................F-27
      Balance Sheets as of December 31, 1997 and 1996......................................................F-29
      Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-30
      Statements of Changes in Partners' Capital for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-32
      Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995..................................................................F-31
      Notes to Financial Statements........................................................................F-33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
LS Power Funding Corporation:

    We have audited the accompanying balance sheet of LS Power Funding Corporation as of December 31, 1997 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
April 9, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LS Power Funding Corporation:

    We have audited the accompanying balance sheet of LS Power Funding Corporation as of December 31, 1996 and the related statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from inception (June 23, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from inception (June 23, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.




KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                          LS POWER FUNDING CORPORATION

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (dollars in thousands)




                                                                  1997          1996
                                                                --------      --------
                                     ASSETS

CURRENT ASSET - Cash                                            $      1      $      1

INVESTMENT IN FIRST MORTGAGE BONDS                               332,000       332,000
                                                                --------      --------

       Total Assets                                             $332,001      $332,001
                                                                ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY - Senior Secured Bonds Payable                        $332,000      $332,000

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized,
      100 shares issued and outstanding                                0             0
   Additional paid-in capital                                          1             1
                                                                --------      --------

       Total Stockholders' Equity                                      1             1
                                                                --------      --------


       Total Liabilities and Stockholders' Equity               $332,001      $332,001
                                                                ========      ========


The accompanying notes to financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
       FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO DECEMBER 31, 1995
                             (dollars in thousands)



                                                  INCEPTION
                                                (JUNE 23, 1995)
                                                TO DECEMBER 31,
                        1997         1996            1995
                      -------      -------      ---------------
Interest Income       $25,886      $25,886          $12,943

Interest Expense       25,886       25,886           12,943
                      -------      -------          -------

Net Income            $     0      $     0          $     0
                      =======      =======          =======






The accompanying notes to financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
     AND FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO DECEMBER 31, 1995
                             (dollars in thousands)


                                                                                                           TOTAL
                                                           COMMON              ADDITIONAL              STOCKHOLDERS'
                                                           STOCK             PAID-IN CAPITAL              EQUITY
                                                           ------            ---------------           -------------
Sale of Common Stock at Inception (June 23, 1995)            $0                    $1                       $1
                                                             --                    --                       --

Balance, December 31, 1997, 1996 and 1995                    $0                    $1                       $1
                                                             ==                    ==                       ==




The accompanying notes to financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
       FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO DECEMBER 31, 1995
                             (dollars in thousands)





                                                                         INCEPTION
                                                                       (JUNE 23, 1995)
                                                                       TO DECEMBER 31,
                                                        1997    1996        1995
                                                        ----    ----   ---------------
Cash flows from Investing Activities:
   Cash paid for investment in First Mortgage Bonds      $0      $0      $(332,000)
                                                         --      --      ---------
Cash used in investing activities                         0       0       (332,000)
                                                         --      --      ---------

Cash flows from Financing Activities:
   Proceeds from Senior Secured Bonds                     0       0        332,000
   Proceeds from sale of common stock                     0       0              1
                                                         --      --      ---------
Cash provided by financing activities                     0       0        332,001
                                                         --      --      ---------

Increase in cash                                          0       0              1

Cash, beginning of period                                 1       1              0
                                                         --      --      ---------
Cash, end of period                                      $1      $1      $       1
                                                         ==      ==      =========



The accompanying notes to financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

   LS Power Funding Corporation ("Funding") was established on June 23, 1995 as a special purpose funding corporation to issue debt securities in connection with financing construction of two gas fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P.("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENTS OF CASH FLOWS

       For purposes of reporting cash flows, cash includes short-term investments with original maturities of three months or less.

INCOME TAXES

   Funding does not record a tax provision as it has no reportable book or taxable income and there is no difference between Funding's book bases and tax bases of its existing assets and liabilities. Due to the nature of Funding's structure as a single purpose funding corporation, Funding is not expected to produce book or taxable income in future periods.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3. INVESTMENT IN FIRST MORTGAGE BONDS

   Investment in First Mortgage Bonds consists of the following at December 31, 1997 and 1996 (dollars in thousands):

7.19% Cottage Grove First Mortgage Bonds
  due June 30, 2010                           $ 49,278
8.08% Cottage Grove First Mortgage Bonds
  due December 30, 2016                        105,722
7.19% Whitewater First Mortgage Bonds
  due June 30, 2010                             56,273
8.08% Whitewater First Mortgage Bonds
  due December 30, 2016                        120,727
                                              --------
                                              $332,000
                                              ========

     The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value of Funding's investment in the First Mortgage Bonds at December 31, 1997 is $30,375,000 higher than the historical carrying value of $332,000,000. At December 31, 1996, the fair value of Funding's investment in First Mortgage Bonds approximated carrying value.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     The following are summarized balance sheets and statements of income of Cottage Grove and Whitewater as of and for the year ended December 31, 1997 (dollars in thousands):

                                           Cottage Grove     Whitewater
                                           -------------     ----------
BALANCE SHEETS:
   Current assets                            $  18,791       $  17,402
   Restricted investments                       11,475          13,752
   Net investment in lease                     234,034         262,072
   Greenhouse facility, net                          0           8,281
   Debt issuance and financing costs             6,517           6,607
   Other non-current assets                          1               1
                                             ---------       ---------
Total Assets                                 $ 270,818       $ 308,115
                                             =========       =========

   Current liabilities                       $   8,432       $  11,556
   First Mortgage Bonds payable                155,000         177,000
   Partners' capital                           107,386         119,559
                                             ---------       ---------
Total Liabilities and Partners' Capital      $ 270,818       $ 308,115
                                             =========       =========

STATEMENTS OF INCOME:
   Operating revenues                        $  10,738       $  13,348
   Operating expenses                            5,851           7,747
                                             ---------       ---------
   Operating income                              4,887           5,601

   Gain on sales-type capital lease             87,056          97,042
   Interest expense                             (3,087)         (4,024)
   Interest income                                 362             383
                                             ---------       ---------
Net Income                                   $  89,218       $  99,002
                                             =========       =========


4.  SENIOR SECURED BONDS PAYABLE

     Senior Secured Bonds Payable consists of the following at December 31, 1997 and 1996 (dollars in thousands):

7.19% Senior Secured Bonds due
  June 30, 2010 ("2010 Bonds")          $105,551
8.08% Senior Secured Bonds due
  December 30, 2016 ("2016 Bonds")       226,449
                                        --------
                                        $332,000
                                        ========

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

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


   Collective future maturities of the Senior Secured Bonds as of December 31, 1997 are as follows (dollars in thousands):

             1998                                $      0
             1999                                       0
             2000                                   2,323
             2001                                   3,314
             2002                                   4,559
          Thereafter                              321,804
                                                 --------
                                                 $332,000
                                                 ========


   The Senior Secured Bonds are secured primarily by a pledge of Funding's investment in the First Mortgage Bonds. Since Funding is a special purpose corporation formed to issue the Senior Secured Bonds, Funding's ability to make payments of principal and interest on the Senior Secured Bonds is entirely dependent on Cottage Grove's and Whitewater's performance of its obligations under its First Mortgage Bonds. The obligations of Cottage Grove and Whitewater under their First Mortgage Bonds are obligations solely of the respective partnerships.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

   The fair value of Funding's Senior Secured Bonds at December 31, 1997, is $30,375,000 higher than the historical carrying value of $332,000,000. At December 31, 1996, the fair value of Funding's Senior Secured Bonds approximated carrying value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
LSP-Cottage Grove, L.P.:


    We have audited the accompanying balance sheet of LSP-Cottage Grove, L.P. (a Delaware limited partnership) as of December 31, 1997 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
April 9, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Partners
LSP-Cottage Grove, L.P.:


    We have audited the accompanying balance sheet of LSP-Cottage Grove, L.P. as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                             LSP-COTTAGE GROVE, L.P.


                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (dollars in thousands)



                                                             1997          1996
                                                           --------      --------
                         ASSETS

Current assets:
     Cash and cash equivalents                             $  8,816      $    103
     Accounts receivable - trade                              4,598             0
     Accounts receivable - other                              3,012             0
     Fuel inventories                                         1,869             0
     Spare parts inventories                                    443             0
     Other current assets                                        53             0
                                                           --------      --------
Total current assets                                         18,791           103
                                                           --------      --------

Restricted investments                                       11,475        28,108

Net investment in lease (Notes 2 and 6)                     234,034             0

Construction in process                                           0       125,597

Debt issuance and financing costs, net of accumulated
  amortization of $605 in 1997 and $348 in 1996               6,517         6,774

Investment in unconsolidated affiliate                            1             1
                                                           --------      --------

Total assets                                               $270,818      $160,583
                                                           ========      ========

              LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                                      $  8,360      $  5,582
     Accrued expenses                                            72             0
                                                           --------      --------
Total current liabilities                                     8,432         5,582

First Mortgage Bonds payable                                155,000       155,000
                                                           --------      --------
Total liabilities                                           163,432       160,582

Commitments and contingencies (Note 11)

Partners' capital                                           107,386             1
                                                           --------      --------

Total liabilities and partners' capital                    $270,818      $160,583
                                                           ========      ========


The accompanying notes to financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.


                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)



                                             1997        1996    1995
                                           --------      ----    ----
Operating revenues:
     Lease revenue                         $  5,265       $0      $0
     Service revenue                          4,879        0       0
     Other                                      594        0       0
                                           --------       --      --

                                             10,738        0       0
                                           --------       --      --

Operating expenses:
     Cost of services                         5,851        0       0
                                           --------       --      --

Operating income                              4,887        0       0

Non-operating income (expense):
     Gain on sales-type capital lease        87,056        0       0
     Interest expense                        (3,087)       0       0
     Interest income                            362        0       0
                                           --------       --      --


Net income                                 $ 89,218       $0      $0
                                           ========       ==      ==



The accompanying notes to financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)



                                                  LIMITED PARTNERS            GENERAL
                                                  ----------------            PARTNER
                                           TPC COTTAGE     GRANITE POWER    LSP-COTTAGE
                                           GROVE, INC.     PARTNERS, L.P.   GROVE, INC.       TOTAL
                                           -----------     --------------   -----------      --------
Capital contributions at inception           $     0          $     1          $  0          $      1
                                             -------          -------          ----          --------

Balance, December 31, 1995 and 1996                0                1             0                 1

Capital contributions                         18,167                0             0            18,167

Net income                                    23,893           64,433           892            89,218
                                             -------          -------          ----          --------

Balance, December 31, 1997                   $42,060          $64,434          $892          $107,386
                                             =======          =======          ====          ========



The accompanying notes to financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)

                                                              1997           1996            1995
                                                           ---------       --------       ---------
Cash Flows from Operating Activities:
  Net income                                               $  89,218       $      0       $       0
  Adjustments to reconcile net income to net
    cash used in operating activities
  Gain on sales-type capital lease                           (87,056)             0               0
  Amortization of unearned lease income                       (5,265)             0               0
  Amortization of debt issuance and financing costs               66              0               0
  Minimum lease payments received                              4,866              0               0
  Increase  in accounts receivable - trade                    (4,598)             0               0
  Increase in fuel inventories                                (1,648)             0               0
  Increase in spare parts inventories                           (134)             0               0
  Increase in other current assets                               (53)             0               0
  Increase in accounts payable                                 2,032              0               0
  Increase in accrued expenses                                    72              0               0
                                                           ---------       --------       ---------

Cash used in operating activities                             (2,500)             0               0
                                                           ---------       --------       ---------

Cash Flows from Investing Activities:
  Acquisition of land and improvements                             0              0             (97)
  Payments on construction in process                        (24,771)       (87,157)        (40,289)
  Investments held by Trustee                                (18,167)             0        (155,000)
  Investments drawn                                           35,984         87,358          47,410
  Investment in Funding                                            0              0              (1)
                                                           ---------       --------       ---------
Cash provided by (used in) investing activities               (6,954)           201        (147,977)
                                                           ---------       --------       ---------

Cash Flows from Financing Activities:
  Debt issuance and financing costs                                0           (153)         (6,969)
  Proceeds from First Mortgage Bonds                               0              0         155,000
  Capital contributions                                       18,167              0               0
                                                           ---------       --------       ---------
Cash provided by (used in) financing activities               18,167           (153)        148,031
                                                           ---------       --------       ---------

Increase in cash and cash equivalents                          8,713             48              54
Cash and cash equivalents, beginning of period                   103             55               1
                                                           ---------       --------       ---------
Cash and cash equivalents, end of period                   $   8,816       $    103       $      55
                                                           =========       ========       =========

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
Decrease (increase) in total construction in process       $ 125,499       $(82,877)      $ (42,622)
Construction in process sold in lease transaction           (146,481)             0               0
Amortization of debt issuance and financing costs                191            239             109
Interest income on investments held by Trustee                (1,184)        (4,163)         (3,713)
Increase in accounts receivable-other                         (3,012)             0               0
Decrease (increase) in other current assets                        0             13             (13)
Increase in fuel inventories                                    (221)             0               0
Increase in spare parts inventories                             (309)             0               0
Increase (decrease) in accounts payable                          746           (369)          5,950
                                                           ---------       --------       ---------
Payments on construction in process                        $ (24,771)      $(87,157)      $ (40,289)
                                                           =========       ========       =========

Supplemental disclosure of cash flow information:
Cash paid for interest during the year                     $  12,085       $ 12,085       $   6,043
                                                           =========       ========       =========

The accompanying notes to financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF BUSINESS

   LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). As of December 31, 1997, the 1% general partner of the Partnership was LSP-Cottage Grove, Inc., a wholly owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite"). Granite and TPC Cottage Grove, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The general partner of Granite is LS Power Corporation ("LS Power"), a Delaware corporation. See Note 15 for discussion of a change in ownership which occurred on March 20, 1998.

   The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

   All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Utility") under a 30-year power purchase agreement (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company ("3M" or, as the context requires, the "Steam Purchaser") under a 30-year thermal energy sales agreement (the "Steam Supply Agreement").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

   For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED INVESTMENTS

   Restricted Investments represent overnight repurchase obligations secured by U.S. Treasury notes. These investments are carried at cost, which approximated market at December 31, 1997 and 1996. Amounts held by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee") in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted investments.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

   The Power Purchase Agreement described in Note 11 has characteristics similar to a lease in that the agreement confers to the purchasing utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (see Note 6).

CONSTRUCTION IN PROCESS

   Prior to commercial operation, all costs incurred to develop and construct the Facility, including net costs associated with performance testing prior to the Commercial Operation Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS


In recording the Partnership's gain on sales-type capital lease, all construction in process costs were included in the historical cost basis of the Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense. As of December 31, 1996, capitalized interest including amortization of debt issuance and financing costs was $10,600,000, ($10,251,000, before amortization).

DEBT ISSUANCE AND FINANCING COSTS

   Debt issuance and other financing costs are deferred and amortized over the term of the related debt. Amortization of deferred financing costs was capitalized as part of construction in process prior to commercial operations and is included in interest expense subsequent to commercial operations in the accompanying financial statements.

CURRENT LIABILITIES

   As of December 31, 1997 and 1996, $6,328,000 and $5,582,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee included in restricted investments in the accompanying balance sheets.

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

SERVICE REVENUE

   Service revenue represents reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to the Steam Purchaser.

OTHER REVENUES

   Other revenues consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties.

COST OF SERVICES

   Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchaser.

INCOME TAXES

   Under current tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal and state income taxes. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the Partnership qualification, or in changes in distributable partnership income or loss, the tax liability of the partners would be changed accordingly.

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. This statement will be adopted by the Partnership effective January 1, 1998. The Partnership believes this pronouncement will not have a material effect on its financial statements.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 will be adopted by the Partnership effective January 1, 1998. The Partnership believes this pronouncement will not have a material effect on its financial statements.


3. ACCOUNTS RECEIVABLE - OTHER

      Accounts Receivable-Other represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages and extension fees due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Facility by May 31, 1997. Such liquidated damages and extension fees were capitalized as a reduction of construction in process.


4. FUEL INVENTORIES

      Fuel inventories consist of the following (dollars in thousands):

                December 31,  December 31,
                    1997         1996
                ------------  ------------
Natural Gas        $1,490         $0
Fuel Oil              379          0
                   ------         --

                   $1,869         $0
                   ======         ==

      Natural Gas is stated at weighted average cost and fuel oil is stated at cost based on the first-in first-out method.

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS

5. RESTRICTED INVESTMENTS

  Restricted investments consist of the following (dollars in thousands):

                                      December 31,     December 31,
                                          1997             1996
                                      ------------     ------------
Overnight repurchase obligations        $ 19,908         $28,108
Less:  Unrestricted accounts              (8,433)              0
                                        --------         -------
Restricted accounts                     $ 11,475         $28,108
                                        ========         =======

      Overnight repurchase obligations are secured by U.S. Treasury notes. The majority of revenue received by the Partnership is required to be deposited into accounts administered by the Trustee. The Trustee invests funds held in these accounts at the direction of the Partnership. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of the Partnership. In addition, special accounts are established to provide for debt service reserves and payments and major maintenance reserves. The use of funds held by the Trustee prior to the Commercial Operations Date was restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Debt service reserves, major maintenance reserves and construction fund account balances are reflected as restricted investments, whereas all other account balances are classified as cash and cash equivalents in the accompanying balance sheets.

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS


6.  SALES-TYPE CAPITAL LEASE

   Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1997, are as follows (dollars in thousands):

Gross Investment in Lease        $ 567,415
Unearned Income on Lease          (333,381)
                                 ---------
Net Investment in Lease          $ 234,034
                                 =========

   Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

   Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1997, are as follows (dollars in thousands):

                  1998                   $ 19,609
                  1999                     20,175
                  2000                     21,140
                  2001                     21,058
                  2002                     22,109
                  Thereafter              463,324
                                         --------
                  Total                  $567,415
                                         ========

7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

   Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                          For the Year Ended    For the Year Ended  Inception (June 23, 1995)
                             December 31,          December 31,          to December 31,
                                 1997                  1996                   1995
                          ------------------    ------------------  -------------------------
Interest income                $25,886               $25,886                 $12,943
Interest expense                25,886                25,886                  12,943
                               -------               -------                 -------
Net income                     $     0               $     0                 $     0
                               =======               =======                 =======

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS



BALANCE SHEET DATA:

                                                            December 31,
                                                           1997 and 1996
                                                           -------------
Current assets                                               $      1
Investment in First Mortgage Bonds                            332,000
                                                             --------
    Total assets                                             $332,001
                                                             ========

Senior Secured Bonds payable                                 $332,000
Stockholders' equity                                                1
                                                             --------
    Total liabilities and stockholders' equity               $332,001
                                                             ========

8. FIRST MORTGAGE BONDS PAYABLE

   First Mortgage Bonds payable consists of the following at December 31, 1997 and 1996 (dollars in thousands):

     7.19% First Mortgage Bonds
       due June 30, 2010 ("2010 Bonds")              $ 49,278
     8.08% First Mortgage Bonds
       due December 30, 2016 ("2016 Bonds")           105,722
                                                     --------
                                                     $155,000
                                                     ========

   On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1997, are as follows (dollars in thousands):

       1998                                  $      0
       1999                                         0
       2000                                     1,084
       2001                                     1,547
       2002                                     2,129
       Thereafter                             150,240
                                             --------
                                             $155,000
                                             ========

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

                             LSP-COTTAGE GROVE, L.P.


                          NOTES TO FINANCIAL STATEMENTS


9. CREDIT AGREEMENT

   The Partnership has a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from
 .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 1997, no working capital loans had been issued under the Credit Agreement. In October 1997, a $500,000 letter of credit, in favor of NSP pursuant to the Power Purchase Agreement, was issued under the Credit Agreement.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

   The majority of the Company's accounts receivables are from a major regulated utility (NSP) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivables, restricted investments held by Trustee, accounts payable and accrued expenses approximate fair value. The fair value of the Partnership's First Mortgage Bonds at December 31, 1997, is $14,181,000 higher than the historical carrying value of $155,000,000. At December 31, 1996, the fair value of the Partnership's First Mortgage Bonds approximated carrying value.


11. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

   The Partnership has a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under the Power Purchase Agreement with NSP, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership has recorded receivables from Westinghouse Electric of $3,012,000 at December 31, 1997, which is comprised of reimbursable extension fees of $267,000 and delay liquidated damages of $2,745,000 (see Note
3).


POWER PURCHASE AGREEMENT

   Under and subject to the terms of the Power Purchase Agreement, the Utility is obligated to purchase all of the electric capacity made available to it and all associated energy which the Utility chooses to dispatch from the Facility beginning on the Commercial Operations Date. Payments by the Utility to the Partnership under the Power Purchase Agreement consist of capacity payments and energy payments which fluctuate based upon published indices and/or a fixed schedule.

                             LSP-COTTAGE GROVE, L.P.


                         NOTES TO FINANCIAL STATEMENTS



THERMAL ENERGY SALES

       The Steam Supply Agreement obligates the Partnership to supply all of the Steam Purchaser's steam requirements up to a maximum of 664 million pounds of steam annually at a rate not to exceed 190,000 pounds per hour when the Facility's cogeneration process is operating and 160,000 pounds per hour when the steam is generated by the Facility's auxiliary boilers.

GAS SUPPLY

       The Partnership has 20-year gas supply contracts with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts each provide for the sale of up to 17,060 MMBtu per day of gas to the Partnership. The price paid by the Partnership under the gas supply contracts fluctuates based upon published indices.

       Under the gas supply contracts, the Partnership is subject to annual minimum take requirements which may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties.

GAS TRANSPORTATION

       The Partnership has various gas transportation agreements with fuel transportation companies which provide for delivery of gas to the Facility. The price paid by the Partnership under the gas transportation contracts fluctuate based on published indices.

OPERATIONS AND MAINTENANCE

       The Facility is operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). Under the terms of the operations and maintenance agreement, the Partnership is required to pay Westinghouse Services an annual management fee of $350,000 as well as reimbursement of payroll, fringe benefits, insurance and certain subcontractor costs and a bonus based on a targeted plant performance. If targeted plant performance is not attained, Westinghouse Services is required to pay a performance penalty to the Partnership. The management fee is adjusted annually based on certain published indices. The term of the operations and maintenance agreement extends for an initial period of seven years (through October, 2004). The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

PARTS AGREEMENT

       The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based on published indices) payable for 12 years.

LITIGATION

       The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

12.    DEPENDENCE ON THIRD PARTIES

   The Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its Facility, a single operator to perform the operation and maintenance of its Facility, and a single steam purchaser for purchases of thermal energy. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Facility,

                            LSP-COTTAGE GROVE, L.P.


                         NOTES TO FINANCIAL STATEMENTS


and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

13.    RELATED PARTY TRANSACTIONS

   The initial costs incurred to develop the Facility, consisting principally of site development costs, engineering fees, legal fees, permitting costs, interest and LS Power employee costs, were incurred by Granite. At June 30, 1995, the Partnership paid development fees and reimbursed certain costs totaling approximately $11,730,000 to Granite. These payments were capitalized and included in construction in process.

   LS Power provided certain management services to the Partnership pursuant to management services agreements. Under these agreements, LS Power managed the business affairs of the Partnership during construction and operation of the Cottage Grove Project. As compensation for its services, LS Power received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $1,406,000, $1,391,000 and $515,000 during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership recorded accounts payable to LS Power of approximately $231,000 and $57,000, respectively. See Note 15 for discussion of assignment of the management services agreements which occurred on March 20, 1998.

14.    PARTNERS' CAPITAL

   In 1997, TPC contributed $18,167,000 of equity for financing the construction of the Facility. TPC received a limited partner interest in the Partnership of approximately 27% and equity commitment fees of $350,000.

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

                            LSP-COTTAGE GROVE, L.P.


                         NOTES TO FINANCIAL STATEMENTS


15.    SUBSEQUENT EVENT - CHANGE IN CONTROL

   On March 6, 1998, LS Power and Granite (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid America, Inc. (CMA) and Cogentrix Cottage Grove, LLC (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy") which controls each of the Purchasers as wholly - owned indirect subsidiaries.

   On March 20, 1998, pursuant to the Securities Purchase Agreement, the
Sellers sold all of the Sellers' capital stock of LSP Cottage Grove, Inc., and all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, Cogentrix Cottage Grove, LLC, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Cottage Grove, Inc., the 1% general partner of the Partnership, as well as a 72.22% limited partnership interest in the Partnership for a combined total ownership interest of 73.22% in the Partnership.

   On the same date that the wholly-owned indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power entered into an Assignment and Assumption Agreement, by the terms of which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management services agreements between LS Power and each of LSP-Cottage Grove, Inc. and the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
LSP-Whitewater Limited Partnership:

   We have audited the accompanying balance sheet of LSP-Whitewater Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
April 9, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Partners
LSP-Whitewater Limited Partnership:

     We have audited the accompanying balance sheet of LSP-Whitewater Limited Partnership as of December 31, 1996 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (dollars in thousands)

                              ASSETS                            1997           1996
                                                                ----           ----
Current assets:
     Cash and cash equivalents                               $  7,749      $    101
     Accounts receivable - trade                                4,983             0
     Accounts receivable - other                                2,195             0
     Fuel inventories                                           1,361             0
     Spare parts inventories                                      432             0
     Other current assets                                         682             1
                                                             --------      --------
Total current assets                                           17,402           102
                                                             ========      ========

Restricted investments                                         13,752        34,415

Net investment in lease (Notes 2 and 6)                       262,072             0

Construction in process                                             0       149,232

Greenhouse facility, net                                        8,281             0

Debt issuance and finance costs, net of accumulated
  amortization of $616 in 1997 and $355 in 1996                 6,607         6,868

Investment in unconsolidated affiliate                              1             1
                                                             --------      --------

Total assets                                                 $308,115      $190,618
                                                             ========      ========

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                                        $ 11,492      $ 13,617
     Accrued expenses                                              64             0
                                                             --------      --------
Total current liabilities                                      11,556        13,617

First Mortgage Bonds payable                                  177,000       177,000
                                                             --------      --------
Total liabilities                                             188,556       190,617

Commitments and contingencies (Note 12)

Partners' capital                                             119,559             1
                                                             --------      --------

Total liabilities and partners' capital                      $308,115      $190,618
                                                             ========      ========




The accompanying notes to financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)

                                                    1997       1996      1995
                                                    ----       ----      ----
Operating revenues:
     Lease revenue                               $  6,579       $0        $0
     Service revenue                                5,944        0         0
     Other                                            825        0         0
                                                 --------       --        --

                                                   13,348        0         0
                                                 --------       --        --

Operating expenses:
     Cost of services                               6,948        0         0
     Greenhouse operating expenses                    799        0         0
                                                 --------       --        --
                                                    7,747        0         0
                                                 --------       --        --

Operating income                                    5,601        0         0

Non-operating income (expense):
     Gain on sales-type capital lease              97,042        0         0
     Interest expense                              (4,024)       0         0
     Interest income                                  383        0         0
                                                 --------       --        --

Net income                                       $ 99,002       $0        $0
                                                 ========       ==        ==


The accompanying notes to financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)



                                                                            GENERAL
                                                                            PARTNER
                                            LIMITED PARTNERS                -------
                                            ----------------                 LSP-
                                          TPC           GRANITE POWER     WHITEWATER I,
                                     WHITEWATER, INC.   PARTNERS, L.P.        INC.          TOTAL
                                     ----------------   --------------        ----          -----

Capital contributions at inception       $     0           $     1            $  0        $      1
                                         -------           -------            ----        --------
Balance, December 31, 1995 and 1996            0                 1               0               1

Capital contributions                     20,556                 0               0          20,556

Net income                                25,572            72,440             990          99,002
                                         -------           -------            ----        --------

Balance, December 31, 1997               $46,128           $72,441            $990        $119,559
                                         =======           =======            ====        ========



The accompanying notes to financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)

                                                                   1997            1996            1995
                                                                   ----            ----            ----
Cash Flows from Operating Activities:
  Net income                                                   $  99,002       $      0       $       0
  Adjustments to reconcile net income to net
    cash used in operating activities
    Gain on sales-type capital lease                             (97,042)             0               0
    Amortization of unearned lease income                         (6,579)             0               0
    Amortization of debt issuance and finance costs                   76              0               0
    Minimum lease payments received                                6,247              0               0
    Depreciation                                                     112              0               0
    Increase in accounts payable - trade                          (4,983)             0               0
    Increase in fuel inventories                                    (984)             0               0
    Increase in spare parts inventories                             (136)             0               0
    Increase in other current assets                                (682)             0               0
    Increase in accounts payable                                   2,865              0               0
    Increase in accrued expenses                                      64              0               0
                                                               ---------       --------       ---------
Net cash used in operating activities                             (2,040)             0               0
                                                               ---------       --------       ---------


Cash Flows from Investing Activities:
    Sales (acquisition) of land and improvements                     939           (146)         (3,394)
    Payments on construction in process                          (33,847)       (96,746)        (43,983)
    Investments held by Trustee                                  (20,556)             0        (177,000)
    Investments drawn                                             42,596         97,075          54,518
    Investment in Funding                                              0              0              (1)
                                                               ---------       --------       ---------
Net cash provided by (used in) investing activities              (10,868)           183        (169,860)
                                                               ---------       --------       ---------

Cash Flows from Financing Activities:
    Debt issuance and financing costs                                  0           (153)         (7,070)
    Proceeds from First Mortgage Bonds                                 0              0         177,000
    Capital contributions                                         20,556              0               0
                                                               ---------       --------       ---------
Net cash provided by (used in) financing activities               20,556           (153)        169,930
                                                               ---------       --------       ---------

Net increase in cash and cash equivalents                          7,648             30              70
Cash and cash equivalents, beginning of year                         101             71               1
                                                               ---------       --------       ---------
Cash and cash equivalents, end of year                         $   7,749       $    101       $      71
                                                               =========       ========       =========

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
    Decrease (increase) in total construction in process       $ 145,694       $(99,555)      $ (46,139)
    Construction in process sold in lease transaction           (170,493)             0               0
    Amortization of debt issuance and financing costs                185            244             111
    Increase in accounts receivable-other                         (2,195)             0               0
    Interest income on investments held by Trustee                (1,375)        (4,802)         (4,206)
    Increase in fuel inventories                                    (378)             0               0
    Increase in spare parts inventories                             (296)             0               0
    Decrease in other current assets                                   1              0               1
    Increase (decrease) in accounts payable                       (4,990)         7,367           6,250
                                                               ---------       --------       ---------
    Payments on construction in process                        $ (33,847)      $(96,746)      $ (43,983)
                                                               =========       ========       =========

Supplemental disclosure of cash flow information:
    Cash paid for interest during the year                     $  13,801       $ 13,801       $   6,900
                                                               =========       ========       =========



The accompanying notes to financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

   LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility "). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). As of December 31, 1997, the 1% general partner of the Partnership was LSP-Whitewater I, Inc., a wholly owned subsidiary of Granite Power Partners, L.P., a Delaware limited partnership ("Granite"). Granite and TPC Whitewater, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The general partner of Granite is LS Power Corporation ("LS Power"), a Delaware corporation. See Note 16 for discussion of a change in ownership which occurred on March 20, 1998.

   The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership.

   The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy which is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse (the "Greenhouse") owned by the Partnership (collectively, the "Steam Purchasers").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

   For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED INVESTMENTS

   Restricted investments represent overnight repurchase obligations secured by U.S. Treasury notes. These investments are carried at cost, which approximated market at December 31, 1997 and 1996. Amounts held by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee") in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted investments.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

   The Power Purchase Agreement described in Note 12 has characteristics similar to a lease in that the agreement confers to the purchasing utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a sales type capital lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (see Note 6).

CONSTRUCTION IN PROCESS

   Prior to commercial operation, all costs incurred to develop and construct the Facility, including net costs associated with performance testing prior to the Commercial Operation Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

      In recording the Partnership's gain on sales-type capital lease, all construction in process costs related to the Facility were included in the historical cost basis of the Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense. As of December 31, 1996, capitalized interest including amortization of debt issuance and financing costs was $12,048,000 ($11,694,000, before amortization).

GREENHOUSE FACILITY

      Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively (see
Note 7).

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


DEBT ISSUANCE AND FINANCING COSTS

   Debt issuance and financing costs are deferred and amortized over the term of the related debt. Amortization of deferred financing costs was capitalized as part of construction in process prior to commercial operations and is included in interest expense subsequent to commercial operations in the accompanying financial statements.

CURRENT LIABILITIES

   As of December 31, 1997 and 1996, $8,632,000 and $13,617,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee included in restricted investments in the accompanying balance sheets.

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

SERVICE REVENUE

   Service revenue represents reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to the Steam Purchasers.

OTHER REVENUES

   Other revenues consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties, as well as sales of horticultural products produced by the Partnership's Greenhouse Facility.

COST OF SERVICES

   Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchasers.

GREENHOUSE OPERATING EXPENSES

   Greenhouse operating expenses include all operating costs specifically related to greenhouse activities including depreciation on the Greenhouse Facility.

INCOME TAXES

   Under current tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal and state income taxes. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the Partnership qualification, or in changes in distributable partnership income or loss, the tax liability of the partners would be changed accordingly.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. This statement will be adopted by the Partnership effective January 1, 1998. The Partnership believes this pronouncement will not have a material effect on its financial statements.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 will be adopted by the Partnership effective January 1, 1998. The Partnership believes this pronouncement will not have a material effect on its financial statements.

3. ACCOUNTS RECEIVABLE - OTHER

   Accounts Receivable-Other represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages and extension fees due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Facility by May 31, 1997. Such liquidated damages and extension fees were capitalized as a reduction of construction in process.


4. FUEL INVENTORIES

      Fuel inventories consist of the following (dollars in thousands):

                                               December 31,            December 31,
                                                   1997                    1996
                                                   ----                    ----
                    Natural Gas                  $  983                   $    0
                    Fuel Oil                        378                        0
                                                 ------                   ------

                                                 $1,361                   $    0
                                                 ======                   ======

      Natural gas inventory is stated at weighted average cost and fuel oil inventory is stated at cost based on the first-in first-out method.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


5. RESTRICTED INVESTMENTS

     Restricted investments consist of the following (dollars in thousands):

                                                  December 31     December 31
                                                     1997             1996
                                                     ----             ----
                Overnight repurchase obligations    $21,070         $34,415
                Less:  Unrestricted accounts         (7,318)              0
                                                    -------         -------
                Restricted accounts                 $13,752         $34,415
                                                    =======         =======

   Overnight repurchase obligations are secured by U.S. Treasury notes. The majority of revenue received by the Partnership is required to be deposited into accounts administered by the Trustee. The Trustee invests funds held in these accounts at the direction of the Partnership. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of the Partnership. In addition, special accounts are established to provide for debt service reserves and payments and major maintenance reserves. The use of funds held by the Trustee prior to the Commercial Operations Date was restricted to payment of project costs, including payment of interest on the First Mortgage Bonds. Debt service reserves, major maintenance reserves and construction fund account balances are reflected as restricted investments, whereas all other account balances are classified as cash and cash equivalents in the accompanying balance sheets.

6. SALES-TYPE CAPITAL LEASE

   Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sale-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1997, are as follows (dollars in thousands):

                          Gross Investment in Lease               $ 615,489
                          Unearned Income on Lease                 (353,417)
                                                                  ---------
                          Net Investment in Lease                 $ 262,072
                                                                  =========

   Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

   Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1997, are as follows (dollars in thousands):

                                           1998                     $ 22,392
                                           1999                       22,944
                                           2000                       24,036
                                           2001                       24,132
                                           2002                       25,140
                                           Thereafter                496,845
                                                                    --------
                                                   Total            $615,489
                                                                    ========

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


7. GREENHOUSE FACILITY

   Greenhouse Facility consists of (dollars in thousands):

                                                   December 31,
                                                      1997
                                                   ------------
                       Building                          $7,488
                       Equipment                            905
                                                         ------
                                                          8,393
                       Less: Accumulated Depreciation      (112)
                                                         ------
                                                         $8,281
                                                         ======

   Building and equipment comprise the cost of the Greenhouse under a turnkey construction contract inclusive of change orders and interest capitalized during the construction period.

8. INVESTMENT IN UNCONSOLIDATED AFFILIATE

   Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                         For the Year        For the Year         Inception
                             Ended               Ended         (June 23, 1995)
                         December 31,        December 31,      to December 31,
                             1997                1996                   1995
                         ------------        ------------      --------------
      Interest income       $ 25,886             $ 25,886            $ 12,943
      Interest expense        25,886               25,886              12,943
                            --------             --------            --------
      Net income            $      0             $      0            $      0
                            ========             ========            ========

BALANCE SHEET DATA:

                                                                December 31,
                                                                1997 and 1996
                                                                -------------
   Current assets                                                   $       1
   Investment in First Mortgage Bonds                                 332,000
                                                                    ---------
       Total assets                                                 $ 332,001
                                                                    =========
   Senior Secured Bonds payable                                     $ 332,000
   Stockholders' equity                                                     1
                                                                    ---------
       Total liabilities and stockholders' equity                   $ 332,001
                                                                    =========

9.     FIRST MORTGAGE BONDS PAYABLE

First Mortgage Bonds payable consists of the following at December 31, 1997 and 1996 (dollars in thousands):

       7.19% First Mortgage Bonds
         due June 30, 2010 ("2010 Bonds")                             $ 56,273
       8.08% First Mortgage Bonds
         due December 30, 2016 ("2016 Bonds")                          120,727
                                                                      --------
                                                                      $177,000
                                                                      ========

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1997, are as follows (dollars in thousands):

       1998                                    $           0
       1999                                                0
       2000                                            1,239
       2001                                            1,767
       2002                                            2,430
       Thereafter                                    171,564
                                                    --------
                                                    $177,000
                                                    ========

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

10. CREDIT AGREEMENT

   The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no letters of credit outstanding under the Credit Agreement at December 31, 1997 and 1996. For all periods through December 31, 1997, no working capital loans had been made to the Partnership under the Credit Agreement.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

   The majority of the Company's accounts receivables are from a major regulated utility (WEPCO) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivables, restricted investments, accounts payable and accrued expenses approximate fair value. The fair value of the Partnership's First Mortgage Bonds at December 31, 1997, is $16,194,000 higher than the historical carrying value of $177,000,000. At December 31, 1996, the fair value of the Partnership's First Mortgage Bonds approximated carrying value.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS



12. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

   The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997 and is required under the contract to reimburse the Partnership for extension fees paid under its Power Purchase Agreement with WEPCO, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership has recorded receivables from Westinghouse Electric of $2,195,000 at December 31, 1997, which is comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000 (see Note
3).

POWER PURCHASE AGREEMENT

    Under and subject to the terms of the Power Purchase Agreement, the Utility is obligated to purchase the electric capacity made available to it up to 236.5 megawatts and associated energy which the Utility chooses to dispatch from the Facility beginning on the Commercial Operations Date. Payments by the Utility to the Partnership under the Power Purchase Agreement consist of capacity payments and energy payments which fluctuate based upon published indices and/or a fixed schedule.

    In accordance with the Power Purchase Agreement, the Partnership was responsible for reimbursing the Utility for the actual increased costs of capacity and energy acquired to replace the capacity and energy, which were to be provided by the Facility. The Partnership's obligation to reimburse the Utility for these "Replacement Power" costs began on June 23, 1997 and continued through September 17, 1997. The Partnership had an obligation for Replacement Power costs if the Utility's actual costs of capacity and energy exceeded the amounts, which would have been paid to the Partnership under the Power Purchase Agreement. For the period from June 23, 1997 through September 17, 1997, the Partnership was required to pay the Utility approximately $3,300,000 for Replacement Power costs. The Partnership has recorded remaining accounts payable to the Utility of $2,060,000 at December 31, 1997 for Replacement Power in the accompanying balance sheet.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS



THERMAL ENERGY SALES

     The Partnership has a thermal energy sales agreement with the Department of Administration of the State of Wisconsin ("DOA") which provides for the Partnership to supply the steam requirements of UWW (the "Thermal Energy Agreement"). The initial term of the agreement runs through June 30, 2005. The DOA has the option to extend the agreement for up to four extension periods of four years each. The Thermal Energy Agreement obligates the Partnership to supply all of UWW's steam requirements up to a maximum of 350 million pounds of steam annually at a rate not to exceed 100,000 pounds per hour.

GAS SUPPLY

     The Partnership has 20-year gas supply agreements with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts provide for the sale of up to 11,855 MMBtu per day of gas to the Partnership. The price paid by the Partnership to the fuel suppliers under the gas supply contracts fluctuate based on published indices.

     Under the gas supply contracts, the Partnership is subject to annual minimum take requirements which may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties.

GAS TRANSPORTATION

     The Partnership has entered into various gas transportation agreements with fuel transportation companies which provide for delivery of gas to the Facility. The price paid by the Partnership under the gas transportation contracts fluctuate based upon published indices.

OPERATIONS AND MAINTENANCE

   The Facility is operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). Under the terms of the operations and maintenance agreement, the Partnership is required to pay Westinghouse Services an annual management fee of $350,000, reimbursement of payroll, fringe benefits, insurance, and certain subcontractor costs and a bonus based on target plant performance. If targeted plant performance is not attained, Westinghouse Services is required to pay a performance penalty to the Partnership. The management fee is adjusted annually based on certain published indices. The term of the operations and maintenance agreement extends for an initial period of seven years (through September, 2004). The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

PARTS AGREEMENT

     The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based upon published indices) payable for 12 years.

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

GREENHOUSE

   Construction of the Greenhouse was substantially complete on June 2, 1997. The Partnership has an operational services agreement with Floriculture, Inc. ("Floriculture"), an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2002. For the year ended December 31, 1997, Floriculture received payments pursuant to the operations services agreement of approximately $669,000. The Partnership has recorded accounts payable to Floriculture of approximately $197,000 at December 31, 1997.

LITIGATION

   The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

13.  DEPENDENCE ON THIRD PARTIES

   The Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its Facility, and a single operator to perform the operation and maintenance of its Facility. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Facility, and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

14.  RELATED PARTY TRANSACTIONS

   The initial costs incurred to develop the Facility, consisting principally of site acquisition and development costs, engineering fees, legal fees, permitting costs, interest and LS Power employee and office costs, were incurred by Granite. At June 30, 1995, the Partnership paid development fees and reimbursed certain costs totaling approximately $12,160,000 to Granite. These payments were capitalized and included in construction in process.

   LS Power provided certain management services to the Partnership pursuant to management services agreements. Under these agreements, LS Power managed the business affairs of the Partnership during construction and operation of the Whitewater Project. As compensation for its services, LS Power received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $1,534,000, $1,392,000 and $544,000 during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership recorded accounts payable to LS Power of

                       LSP-WHITEWATER LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

approximately $235,000 and $53,000, respectively. See Note 16 for discussion of assignment of the management services agreements which occurred on March 20, 1998.

15.    PARTNERS' CAPITAL

   In 1997, TPC, contributed $20,556,000 of equity for financing the construction of the Facility. TPC received a limited partner interest in the Partnership of approximately 26% and equity commitment fees of $350,000.

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

16.    SUBSEQUENT EVENT - CHANGE IN CONTROL

   On March 6, 1998, LS Power and Granite (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid American, Inc. (CMA) and Cogentrix Cottage Grove, LLC (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy") which controls each of the Purchasers as wholly-owned indirect subsidiaries.

   On March 20, 1998, pursuant to the Securities Purchase Agreement, the
Sellers sold all of the Sellers' capital stock of Floriculture, Inc. ("Floriculture") and LSP-Whitewater I, Inc., as well as all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, CMA acquired all of the capital stock of Floriculture, and Cogentrix Whitewater, LLC, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Whitewater I, Inc., the 1% general partner of the Partnership, as well as a 73.17% limited partnership interest in the Partnership for a combined total ownership interest of 74.17% in the Partnership.

   On the same date that the indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power entered into an Assignment and Assumption Agreement, by the terms of which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management service agreements between LS Power and LSP-Whitewater, Inc. and the Partnership.

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                                 EXHIBITS INDEX


Exhibit No.                     Description
-----------                     -----------

*3.1.    -----Certificate of Incorporation of LS Power Funding Corporation.

*3.2.    -----Bylaws of LS Power Funding Corporation.

*3.3.    -----Certificate of Limited Partnership of LSP-Cottage Grove, L.P.

*3.4.    -----Amended and Restated Partnership Agreement dated as of June
                  30, 1995 among LSP-Cottage Grove, Inc., Granite Power
                  Partners, L.P. and TPC Cottage Grove, Inc.

***3.4.1 -----Amendment #1 to the Cottage Grove Partnership Agreement

3.4.2    -----Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the
                  Amended and Restated Limited Partnership Agreement of
                  LSP-Cottage Grove, L.P.

*3.5.    -----Certificate of Limited Partnership of LSP-Whitewater Limited
                  Partnership.

*3.6.    -----Amended and Restated Partnership Agreement dated as of June
                  30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners,
                  L.P. and TPC Whitewater, Inc.

3.6.1.   -----Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the
                  Amended and Restated Limited Partnership Agreement of
                  LSP-Whitewater Limited Partnership

*4.1.    -----Trust Indenture dated as of May 1, 1995 by and among LS Power
                  Funding Corporation and IBJ Schroder Bank & Trust Company, as
                  Trustee, with respect to the Senior Secured Bonds (as
                  supplemented by the First Supplemental Indenture dated as of
                  May 1, 1995 by and among LS Power Funding Corporation and IBJ
                  Schroder Bank & Trust Company, as Trustee).

*4.2.    -----Trust Indenture dated as of May 1, 1995 by and among
                  LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company,
                  as Trustee, with respect to the Cottage Grove First Mortgage
                  Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P.
                  and IBJ Schroder Bank & Trust Company, as Trustee).

*4.3.    -----Trust Indenture dated as of May 1, 1995 by and among
                  LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                  Trust Company, as Trustee, with respect to the Whitewater
                  First Mortgage Bonds (as supplemented by the First
                  Supplemental Indenture dated as of May 1, 1995 by and among
                  LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                  Trust Company, as Trustee).

*4.4.    -----Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co.
                  Incorporated, LS Power Funding Corporation, LSP-Cottage Grove,
                  L.P. and LSP-Whitewater Limited Partnership.

*4.5.    -----Form of Senior Secured Bond (included in Exhibit 4.1).

*4.6.    -----Form of Cottage Grove First Mortgage Bond (included in Exhibit
                  4.2).

*4.7.    -----Form of Whitewater First Mortgage Bond (included in Exhibit 4.3).


Exhibit No.                     Description
-----------                     -----------
LS POWER FUNDING CORPORATION AGREEMENTS

*10.20.   -----Agency Agreement dated May 1, 1995 between LS Power Funding
                  Corporation and LSP-Cottage Grove, L.P.

*10.21.   -----Agency Agreement dated May 1, 1995 between LS Power Funding
                  Corporation and LSP-Whitewater Limited Partnership.

*10.22.   -----Security Agreement (related to Cottage Grove) dated as of May 1,
                  1995 between LS Power Funding Corporation and IBJ Schroder
                  Bank & Trust Company, as Trustee.

*10.23.   -----Security Agreement (related to Whitewater) dated as of May 1,
                  1995 between LS Power Funding Corporation and IBJ Schroder
                  Bank & Trust Company, as Trustee.

LSP-COTTAGE GROVE, L.P. AGREEMENTS

*10.24.   -----Equity Contribution Agreement dated June 30, 1995 among
                  LSP-Cottage Grove, L.P., TPC Cottage Grove, Inc. and The Chase
                  Manhattan Bank (National Association), as depositary agent.

*10.25.   -----Collateral Agency and Intercreditor Agreement dated as of
                  May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility
                  Agent (as defined therein), the Working Capital Agent (as
                  defined therein), each Permitted Counterparty under any
                  Interest Rate Protection Agreement (as defined therein), each
                  Additional Permitted Debt Agent (as defined therein), IBJ
                  Schroder Bank & Trust Company, as trustee, the Other
                  Representatives (as defined therein) and The Chase Manhattan
                  Bank (National Association), as depositary agent, and as
                  collateral agent.

*10.26.   -----Deposit and Disbursement Agreement dated as of May 1, 1995 among
                  LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent, and as depositary agent.

*10.27.   -----Credit Agreement dated as of May 1, 1995 among LSP-Cottage Grove,
                  L.P., the lenders party thereto and The Chase Manhattan Bank
                  (National Association), as agent.

*10.27.1  -----Instrument of Assignment, Resignation, Appointment, Acceptance
                  and Designation dated as of December 31, 1995 among The Chase
                  Manhattan Bank (National Association), Dresdner Bank AG, New
                  York and Grand Cayman Branches, and LSP-Cottage Grove, L.P.

*10.27.2  -----Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York
                  Branch, as agent.

*10.28.   -----Assignment and Security Agreement dated as of May 1, 1995 between
                  LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.29.   -----Pledge Agreement dated as of May 1, 1995 between LSP-Cottage
                  Grove, L.P. and IBJ Schroder Bank & Trust Company, as trustee.

*10.30.   -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                  Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P.
                  and The Chase Manhattan Bank (National Association), as
                  collateral agent, for the benefit of IBJ Schroder Bank & Trust
                  Company, as trustee.

Exhibit No.                     Description
-----------                     -----------
*10.31.   -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                  Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P.
                  and The Chase Manhattan Bank (National Association), as
                  collateral agent, for the benefit of The Chase Manhattan Bank
                  (National Association), as agent under the Credit Agreement.

*10.32.   -----Subordinated Mortgage, Assignment of Rents, Security Assignment
                  and Fixture Filing dated as of May 1, 1995 by LSP-Cottage
                  Grove, L.P., as mortgagor, and Northern States Power Company, as mortgagee.

*10.33.   -----Subordinated Assignment and Security Agreement dated as of May 1,
                  1995 between LSP-Cottage Grove, L.P. and Northern States Power
                  Company.

*10.34.   -----Power Purchase Agreement dated as of May 9, 1994 between Northern
                  States Power Company and LSP-Cottage Grove, L.P.

*10.35.   -----Letter Agreement dated December 16, 1994 between Northern States
                  Power Company and LSP-Cottage Grove, L.P.

*10.36.   -----Letter Agreement dated June 1, 1995 between Northern States Power
                  Company and LSP-Cottage Grove, L.P.

*10.37.   -----Letter Agreement dated June 8, 1995 between Northern States Power
                  Company and LSP-Cottage Grove, L.P.

*10.38.   -----Letter Agreement dated June 12, 1995 between Northern States
                  Power Company and LSP-Cottage Grove, L.P.

*10.39.   -----Assignment dated as of November 23, 1994 between Granite Power
                  Partners, L.P. and LSP-Cottage Grove, L.P.

**10.40.  -----Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P.

**10.41.  -----Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services
                  Company, Inc.  and LSP-Cottage Grove, L.P.

**10.42.  -----Parts Agreement dated as of April 11, 1995 between Westinghouse
                  Electric Corporation and LSP-Cottage Grove, L.P.

*10.43.   -----Management Services Agreement dated as of May 1, 1995 between LS
                  Power Corporation and LSP-Cottage Grove, L.P.

*10.44.   -----Second Amended and Restated Steam Supply Agreement dated as of
                  June 19, 1995 between the Minnesota Mining and Manufacturing
                  Company and LSP-Cottage Grove, L.P.

*10.45.   -----Purchase and Sale Agreement dated September 30, 1994 between the
                  Minnesota Mining and Manufacturing Company and LSP-Cottage
                  Grove, L.P.

*10.46.   -----Letter Agreement (land and easement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and
                  LSP-Cottage Grove, L.P.

Exhibit No.                     Description
-----------                     -----------
*10.47.   -----Letter Agreement (side letter to steam agreement) dated September
                  30, 1994 between the Minnesota Mining and Manufacturing
                  Company and LSP-Cottage Grove, L.P.

*10.48.   -----Gas Sales Contract dated as of December 22, 1994 between Natural
                  Gas Clearinghouse and LSP-Cottage Grove, L.P.

*10.49.   -----First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P.

*10.50.   -----Gas Sales Contract dated as of February 16, 1995 among Aquila
                  Energy Marketing Corporation, UtiliCorp United, Inc. and
                  LSP-Cottage Grove, L.P.

*10.51.   -----First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United,
                  Inc. and LSP-Cottage Grove, L.P.

*10.52.   -----Amended and Restated Gas Supply Transportation Agreement dated as of May 8, 1995 between Peoples Natural Gas Company and
                  LSP-Cottage Grove, L.P.

*10.53.   -----Amended and Restated Cottage Grove Letter Agreement dated as of
                  April 10, 1995 between Northern Natural Gas Company, Peoples
                  Natural Gas Company and LSP-Cottage Grove, L.P.

*10.54.   -----Firm Throughput Service Agreement (Northern Contract #24042)
                  dated April 25, 1995 between Northern Natural Gas Company and
                  LSP-Cottage Grove, L.P.

*10.55.   -----Interruptible Throughput Service Agreement (Northern Contract
                  # 24198) dated April 25, 1995 between Northern Natural Gas
                  Company and LSP-Cottage Grove, L.P.

*10.56.   -----Interruptible Throughput Service Agreement (Northern Contract
                  #24199) dated April 25, 1995 between Northern Natural Gas
                  Company and LSP-Cottage Grove, L.P.

*10.57.   -----Firm Deferred Delivery Service Agreement (Northern Contract
                  #23281) dated as of April 25, 1995 between Northern Natural
                  Gas Company and LSP-Cottage Grove, L.P.

*10.58.   -----Interruptible Deferred Delivery Service Agreement (Northern
                  Contract #24203) dated as of April 25, 1995 between Northern
                  Natural Gas Company and LSP-Cottage Grove, L.P.

*10.59.   -----Letter Agreement dated as of April 21, 1995 between Northern
                  Natural Gas Company and LSP-Cottage Grove, L.P.

*10.60.   -----Limited Warranty Deed granted by Minnesota Mining and
                  Manufacturing Company to LSP-Cottage Grove, L.P. dated June 1,
                  1995.

*10.61.   -----Consent and Agreement dated as of May 1, 1995 among Northern
                  States Power Company, LSP-Cottage Grove, L.P. and The Chase
                  Manhattan Bank (National Association), as collateral agent.

*10.62.   -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                  Electric Corporation, LSP-Cottage Grove, L.P. and The Chase
                  Manhattan Bank (National Association), as collateral agent.

Exhibit No.                     Description
-----------                     -----------
*10.63.   -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                  Operating Services Company, Inc., LSP-Cottage Grove, L.P. and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.64.   -----Consent and Agreement dated as of May 1, 1995 among Minnesota
                  Mining and Manufacturing Company, LSP-Cottage Grove, L.P. and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.65.   -----Consent and Agreement dated as of May 1, 1995 among Natural Gas
                  Clearinghouse, LSP-Cottage Grove, L.P. and The Chase Manhattan
                  Bank (National Association), as collateral agent.

*10.66.   -----Consent and Agreement dated as of May 1, 1995 among Aquila Energy
                  Marketing Corporation, UtiliCorp United, Inc., LSP-Cottage
                  Grove, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.67.   -----Consent and Agreement dated as of May 1, 1995 among Northern
                  Natural Gas Company, Peoples Natural Gas Company, LSP-Cottage
                  Grove, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.68.   -----Consent and Agreement dated as of May 1, 1995 among Northern
                  Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                  Manhattan Bank (National Association), as collateral agent.

*10.69.   -----Consent and Agreement dated as of May 1, 1995 among Peoples
                  Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                  Manhattan Bank (National Association), as collateral agent.

*10.70.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Westinghouse Electric Corporation.

*10.71.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Westinghouse Operating Services Company, Inc.

*10.72.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Aquila Energy Marketing Corporation.

*10.73.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Natural Gas Clearinghouse.

*10.74.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Northern Natural Gas Company.

*10.75.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company, Northern Natural Gas Company and Peoples Natural Gas
                  Company.

*10.76.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Peoples Natural Gas Company.

Exhibit No.                     Description
-----------                     -----------
*10.77.   -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Cottage Grove, L.P., Northern States Power
                  Company and Minnesota Mining and Manufacturing Company.

*10.78.   -----Grants of Easement by Minnesota Mining and Manufacturing Company
                  to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the following: (i) Easterly Utilities, (ii) Westerly Utilities,
                  (iii) New Well, and (iv) Well Lines.

*10.79.   -----Temporary Construction Easement granted by Minnesota Mining and
                  Manufacturing Company to LSP-Cottage Grove, L.P.

*10.80.   -----Easements from Soo Line Railroad Company to LSP-Cottage Grove,
                  L.P., for Easterly and Westerly Railroad Crossroads, each
                  dated June 27, 1995.

*10.81.   -----Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and
                  LSP-Cottage Grove, L.P.

LSP-WHITEWATER LIMITED PARTNERSHIP AGREEMENTS

*10.82.   -----Equity Contribution Agreement dated as of May 1, 1995 among
                  LSP-Whitewater Limited Partnership, TPC Whitewater, Inc. and
                  The Chase Manhattan Bank (National Association), as depositary agent.

*10.83.   -----Collateral Agency and Intercreditor Agreement dated as of
                 May 1, 1995 among LSP-Whitewater Limited Partnership, the L/C
                 Facility Agent (as defined therein), the Working Capital Agent
                 (as defined therein), each Permitted Counterparty under any
                 Interest Rate Protection Agreement (as defined therein), each
                 Additional Permitted Debt Agent (as defined therein), IBJ
                 Schroder Bank & Trust Company, as trustee, the Other
                 Representatives (as defined therein) and The Chase Manhattan
                 Bank (National Association), as depositary agent, and as
                 collateral agent.

*10.84.   -----Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent, and as depositary agent.

*10.85.   -----Credit Agreement dated as of May 1, 1995 among LSP-Whitewater
                  Limited Partnership, the lenders party thereto and The Chase
                  Manhattan Bank (National Association), as agent.

*10.85.1  -----Instrument of Assignment, Resignation, Appointment, Acceptance
                  and Designation dated as of December 31, 1995 among The Chase
                  Manhattan Bank (National Association), Dresdner Bank AG, New
                  York and Grand Cayman Branches, and LSP-Whitewater Limited
                  Partnership

*10.85.2  -----Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Whitewater Limited Partnership and Dresdner Bank AG,
                  New York Branch, as agent.

*10.86.   -----Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.87.   -----Pledge Agreement dated as of May 1, 1995 between LSP-Whitewater
                  Limited Partnership and IBJ Schroder Bank & Trust Company, as
                  trustee.

Exhibit No.                     Description
-----------                     -----------
*10.88.   -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                  Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                  Partnership and The Chase Manhattan Bank (National
                  Association), as collateral agent, for the benefit of IBJ
                  Schroder Bank & Trust Company, as trustee.

*10.89.   -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                  Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                  Partnership and The Chase Manhattan Bank (National
                  Association), as collateral agent, for the benefit of the
                  Chase Manhattan Bank (National Association), as agent under the Credit Agreement.

*10.90.   -----Subordinated Mortgage, Assignment of Rents, Security Assignment
                  and Fixture Filing dated as of May 1, 1995 by LSP-Whitewater
                  Limited Partnership, as mortgagor, and Wisconsin Electric
                  Power Company, as mortgagee.

*10.91.   -----Subordinated Assignment and Security Agreement dated as of May 1,
                  1995 between LSP-Whitewater Limited Partnership and Wisconsin
                  Electric Power Company.

*10.92.   -----Development Agreement dated as of November 23, 1994 between City of Whitewater and LSP-Whitewater Limited Partnership.

*10.93.   -----Power Purchase Agreement dated as of December 21, 1993 between
                  Wisconsin Electric Power Company and LSP-Whitewater Limited
                  Partnership.

*10.94.   -----Amendment to Power Purchase Agreement dated as of February 10,
                  1994 between Wisconsin Electric Power Company and
                  LSP-Whitewater Limited Partnership.

*10.95.   -----Second Amendment to Power Purchase Agreement dated as of October
                  5, 1994 between Wisconsin Electric Power Company and
                  LSP-Whitewater Limited Partnership.

*10.96.   -----Third Amendment to Power Purchase Agreement dated as of May 5,
                  1995 between Wisconsin Electric Power Company and
                  LSP-Whitewater Limited Partnership.

****10.96.1----Fourth Amendment to Power Purchase Agreement dated March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater
                  Limited Partnership.

10.96.2    ----Fifth Amendment to Power Purchase Agreement dated February 26,
                  1998 between Wisconsin Electric Power Company and
                  LSP-Whitewater Limited Partnership.

*10.97.   -----Interconnection Agreement dated as of May 12, 1995 between
                  Wisconsin Electric Power Company and LSP-Whitewater Limited
                  Partnership.

10.98.    -----Intentionally Omitted.

*10.99.   -----Assignment dated as of November 23, 1994 between Granite Power
                  Partners, L.P. and LSP-Whitewater Limited Partnership.

**10.100  -----Second Amended and Restated Turnkey Construction Agreement
                 dated as of April 11, 1995 between Westinghouse Electric
                 Corporation and LSP-Whitewater Limited Partnership.

**10.101.-----Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services
                  Company, Inc. and LSP-Whitewater Limited Partnership.

**10.102.-----Parts Agreement dated as of April 10, 1995 between Westinghouse
                  Electric Corporation and LSP-Whitewater Limited Partnership.

*10.103.  -----Management Services Agreement dated as of May 1, 1995 between LS
                  Power Corporation and LSP-Whitewater Limited Partnership.

Exhibit No.                     Description
-----------                     -----------
*10.104.  -----Steam Supply Agreement dated as of July 25, 1994 between the
                  Department of Administration of the State of Wisconsin and
                  LSP-Whitewater Limited Partnership.

*10.105.  -----Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater
                  Limited Partnership.

*10.106.  -----Construction Contract dated as of May 1, 1995 between Dominion
                  Growers/Whitewater, L.C. and LSP-Whitewater Limited
                  Partnership.

*****10.106.1--Addendum to Construction Contract dated as of June 6, 1997 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater
                  Limited Partnership.

*10.107.  -----Deed of Lease dated as of May 1, 1995 between Dominion
                  Growers/Whitewater, L.C. and LSP-Whitewater Limited
                  Partnership.

*****10.107.1--Settlement Agreement dated as of May 27, 1997 between Dominion
                  Growers/Whitewater, L.C. and LSP- Whitewater Limited
                  Partnership.

*****10.107.2--Greenhouse Operational Services Agreement dated as of May 27,
                  1997 between FloriCulture, Inc. and LSP-Whitewater Limited
                  Partnership.

*10.108.  -----Letter Agreement dated May 12, 1995 between Dominion Growers,
                  Inc.  and LSP-Whitewater Limited Partnership.

*10.109.  -----Gas Sales Contract dated as of December 22, 1994 between Natural
                  Gas Clearinghouse and LSP-Whitewater Limited Partnership.

*10.110.  -----First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Whitewater Limited
                  Partnership.

*10.111.  -----Gas Sales Contract dated as of February 16, 1995 among Aquila
                  Energy Marketing Corporation, UtiliCorp United, Inc. and
                  LSP-Whitewater Limited Partnership.

*10.112.  -----First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United,
                  Inc. and LSP-Whitewater Limited Partnership.

*10.113.  -----Letter Agreement dated April 21, 1995 between Northern Natural
                  Gas Company and LSP-Whitewater Limited Partnership.

*10.114.  -----Amended and Restated Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company and LSP-Whitewater
                  Limited Partnership.

*10.115.  -----Gas Transportation Agreement dated March 9, 1995 between
                  Wisconsin Natural Gas Company and LSP-Whitewater Limited
                  Partnership.

*10.116.  -----Capacity Release and Gas Sales Agreement dated as of April 27,
                  1995 between Wisconsin Power and Light Company and
                  LSP-Whitewater Limited Partnership.

*10.117.  -----First Amendment to Capacity Release and Gas Sales Agreement dated as of June 2, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership.

*10.118.  -----Firm Throughput Service Agreement (Northern Contract #23479)
                  dated April 25, 1995 between Northern Natural Gas Company and
                  LSP-Whitewater Limited Partnership.

*10.119.  -----Interruptible Throughput Service Agreement (Northern Contract
                  #24200) dated April 25, 1995 between Northern Natural Gas
                  Company and LSP-Whitewater Limited Partnership.

Exhibit No.                     Description
-----------                     -----------
*10.120.  -----Interruptible Throughput Service Agreement (Northern Contract
                  #24201) dated April 25, 1995 between Northern Natural Gas
                  Company and LSP-Whitewater Limited Partnership.

*10.121.  -----Firm Deferred Delivery Service Agreement (Northern Contract
                  #23282) dated as of April 25, 1995 between Northern Natural
                  Gas Company and LSP-Whitewater Limited Partnership.

*10.122.  -----Interruptible Deferred Delivery Service Agreement (Northern
                  Contract #24202) dated as of April 25, 1995 between Northern
                  Natural Gas Company and LSP-Whitewater Limited Partnership.

*10.123.  -----Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase
                 Manhattan Bank (National Association), as collateral agent.

*10.124.  -----Consent and Agreement dated as of May 1, 1995 among Wisconsin
                  Electric Power Company, LSP-Whitewater Limited Partnership and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.125.  -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                  Electric Corporation, LSP-Whitewater Limited Partnership and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.126.  -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                  Operating Services Company, Inc., LSP-Whitewater Limited
                  Partnership and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.127.  -----Consent and Agreement dated as of May 1, 1995 among State of Wisconsin, acting through the Department of Administration, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.128.  -----Consent and Agreement dated as of May 1, 1995 between
                 Dominion Growers/Whitewater, L.C., LSP-Whitewater Limited
                 Partnership and The Chase Manhattan Bank (National
                 Association), as collateral agent.

*10.129.  -----Consent and Agreement dated as of May 1, 1995 among Natural Gas
                  Clearinghouse, LSP-Whitewater Limited Partnership and The
                  Chase Manhattan Bank (National Association), as collateral agent.

*10.130.  -----Consent and Agreement dated as of May 1, 1995 among Aquila
                 Energy Marketing Corporation, UtiliCorp United, Inc.,
                 LSP-Whitewater Limited Partnership and The Chase Manhattan Bank
                 (National Association), as collateral agent.

*10.131.  -----Consent and Agreement dated as of May 1, 1995 among Wisconsin
                  Natural Gas Company, LSP-Whitewater Limited Partnership and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.132.  -----Consent and Agreement dated as of May 1, 1995 among Northern
                  Natural Gas Company, LSP-Whitewater Limited Partnership and
                  The Chase Manhattan Bank (National Association), as collateral agent.

*10.133.  -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Whitewater Limited Partnership, Wisconsin
                  Electric Power Company and Westinghouse Electric Corporation.

Exhibit No.                     Description
-----------                     -----------
*10.134.  -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Whitewater Limited Partnership, Wisconsin
                  Electric Power Company and Westinghouse Operating Services
                  Company, Inc.

*10.135.  -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Whitewater Limited Partnership, Wisconsin
                  Electric Power Company and Aquila Energy Marketing
                  Corporation.

*10.136.  -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Whitewater Limited Partnership, Wisconsin
                  Electric Power Company and Natural Gas Clearinghouse.

*10.137.  -----Subordinated Creditor Consent and Agreement dated as of May 1,
                  1995 among LSP-Whitewater Limited Partnership, Wisconsin
                  Electric Power Company and Northern Natural Gas Company.

*10.138.  -----Easement dated May 11, 1995 granted by the University of
                  Wisconsin-Whitewater to LSP-Whitewater Limited Partnership.

*10.139.  -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership.

*10.140.  -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership.

*10.141.  -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership.

*10.142.  -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership.

*10.143.  -----Easement dated June 2, 1995 granted by Joe C. Pattermann and
                  June M. Pattermann to LSP-Whitewater Limited Partnership.

*10.144.  -----Easement dated September 10, 1994 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership.

*10.145.  -----Easement dated May 25, 1995 granted by John P. Hill and Rosalee
                  K. Hill to LSP-Whitewater Limited Partnership.

*10.146.  -----Easement dated June 1, 1994 granted by Mark D. Hoffmann to
                  LSP-Whitewater Limited Partnership.

*10.147.  -----Easement dated May 31, 1995 granted by Daniel L. Schwertfeger and
                  Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership.

*10.148.  -----Easement dated June 2, 1995 granted by Jerry C. Kollwelter and
                  Donna L. Kollwelter to LSP-Whitewater Limited Partnership.

*10.149.  -----Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T.
                  Hagen to LSP-Whitewater Limited Partnership.

*10.150.  -----Easement dated June 1, 1995 granted by Dean A. Cox and Maybell
                  Cox to LSP-Whitewater Limited Partnership.

Exhibit No.                     Description
-----------                     -----------
*10.151.  -----Easement dated June 5, 1995 granted by John's Disposal Service,
                  Inc. to LSP-Whitewater Limited Partnership.

*10.152.  -----Easement dated June 12, 1995 granted by Greg Lurvey and Mark
                  Lurvey to LSP-Whitewater Limited Partnership.

*10.153.  -----Easement dated October 24, 1994 granted by Perry Moyer and
                  Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.154.  -----Easement dated October 24, 1994 granted by Perry Moyer and
                  Dorothy Moyer to LSP-Whitewater Limited Partnership.

*10.155.  -----Easement dated May 30, 1995 granted by Perry Moyer and Dorothy
                  Moyer to LSP-Whitewater Limited Partnership.

*10.156.  -----Easement dated May 30, 1995 granted by Perry Moyer and Dorothy
                  Moyer to LSP-Whitewater Limited Partnership.

*10.157.  -----Easement dated June 5, 1995 granted by Robert J. Wagner to
                  LSP-Whitewater Limited Partnership.

*10.158.  -----Easement dated June 5, 1995 granted by Robert J. Wagner to
                  LSP-Whitewater Limited Partnership.

GRANITE POWER PARTNERS, L.P. AGREEMENTS

*10.159.  -----Pledge Agreement dated as of May 1, 1995 between Granite Power
                  Partners, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.160.  -----Pledge Agreement dated as of May 1, 1995 between Granite Power
                  Partners, L.P. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.161.  -----Assignment dated as of November 23, 1994 between Granite Power
                  Partners, L.P. and LSP-Cottage Grove, L.P.

*10.162.  -----Assignment dated as of November 23, 1994 between Granite Power
                  Partners L.P. and LSP-Whitewater Limited Partnership.

*10.163.  -----Acknowledgment and Consent dated June 30, 1995 among Wisconsin
                  Electric Power Company, LSP-Whitewater I, Inc., Granite Power
                  Partners, L.P. and TPC Whitewater, Inc.

*10.164.  -----Amendment to Participation Agreement dated as of June 29, 1995 between Tomen Power Corporation and Granite Power Partners,
                  L.P.

LSP-COTTAGE GROVE, INC. AGREEMENTS

*10.165.  -----Security Agreement dated as of May 1, 1995 between LSP-Cottage
                  Grove, Inc. and The Chase Manhattan Bank (National
                  Association), as collateral agent.

*10.166.  -----Management Services Agreement dated as of May 1, 1995 between LS
                  Power Corporation and LSP-Cottage Grove, Inc.

Exhibit No.                     Description
-----------                     -----------
LSP-WHITEWATER I, INC.  AGREEMENTS

*10.167.  -----Security Agreement dated as of May 1, 1995 between LSP-Whitewater
                  I, Inc. and The Chase Manhattan Bank (National Association), as collateral agent.

*10.168.  -----Management Services Agreement dated as of May 1, 1995 between LS
                  Power Corporation and LSP-Whitewater I, Inc.

*10.169.  -----Acknowledgment and Consent dated June 30, 1995 among Wisconsin
                  Electric Power Company, LSP-Whitewater I, Inc., Granite Power
                  Partners, L.P. and TPC Whitewater, Inc.

LS POWER CORPORATION AGREEMENTS

*10.170.  -----Amended and Restated Limited Partnership Agreement of Granite
                  Power Partners, L.P. dated January 16, 1992 among LS Power
                  Corporation, Chase Manhattan Capital Corporation and Joseph
                  Cogen.

*10.171.  -----First Amendment to Amended and Restated Limited Partnership
                  Agreement of Granite Power Partners, L.P. dated December 30,
                  1993 among LS Power Corporation, Chase Manhattan Capital
                  Corporation and Joseph Cogen.

CHANGE IN CONTROL EVENT AGREEMENTS

 10.172   -----Assignment and Assumption Agreement dated as of March 20, 1998 between Cogentrix Energy, Inc. and LS Power Corporation.

 10.173   -----Pledge Agreement dated March 20, 1998 between Cogentrix Cottage
                  Grove LLC and The Chase Manhattan Bank as Collateral Agent.

 10.174   -----Pledge Agreement dated March 20, 1998 between Cogentrix
                  Whitewater LLC and The Chase Manhattan Bank as Collateral
                  Agent.

 27.1     -----Financial Data Schedule - LS Power Funding Corporation.

 27.2     -----Financial Data Schedule - LSP-Cottage Grove, L.P.

 27.3     -----Financial Data Schedule - LSP-Whitewater Limited Partnership.

---------------------
*        Incorporated herein by reference from the Registration Statement on
         Form S-4, File No. 33-95928 filed with the Securities and Exchange
         Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and
         LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or from the Annual Report on Form 10-K for the fiscal year ended December
         31, 1995, filed with the Securities and Exchange Commission by LS Power
         Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited
         Partnership.

** In addition to the note for "*" above, confidential treatment has been granted for certain portions of the noted document.

*** Incorporated herein by reference form the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File No. 33-95928 filed with the Securities and Exchange Commission by the Registrants.

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