Form 10-Q
period 1998-03-31
LS POWER FUNDING CORP
filed 1998-05-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                         Commission File Number 33-95928


                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  81-0502366
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

         9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    81-0493289
          DELAWARE                                    81-0493287
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

         9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800
         9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X]   No[ ]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                     PART I
                                                                          Page

       Item 1.    Condensed Financial Statements                          3
       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           3


                                     PART II

       Item 6.    Exhibits and Reports on Form 8-K                        7

                  Signatures                                              7

                  Financial Statement Index                               F-1

PART I/ITEM 1.    FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997, filed by Funding, Cottage Grove and Whitewater.

PART I/ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing Funding and the Partnerships' recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Funding and the Partnerships which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause Funding's and the Partnerships' actual results to differ materially from the forward-looking statements.

GENERAL

         Cottage Grove is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). Whitewater is a single purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

         The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the utility and to a lesser extent the level of thermal energy required by the steam host.

RESULTS OF OPERATIONS

Whitewater

         The Whitewater Power Purchase Agreement term commenced September 18, 1997. Prior to September 18, 1997, Whitewater recognized no revenues or expenses.

         Revenues for the three months ended March 31, 1998 were approximately $12.1 million. Revenues consisted primarily of lease revenue of approximately $5.8 million and service revenue of approximately $5.8 million.

         Operating expenses were approximately $7.0 million for the three months ended March 31, 1998. Operating expenses consisted primarily of cost of services related to operating the Whitewater Facility of approximately $6.8 million. Operating expenses also included approximately $0.2 million of expense related to operating the greenhouse.

         Interest expense of approximately $3.5 million for the three months ended March 31, 1998 consisted primarily of interest expense on the First Mortgage Bonds. Interest incurred during the construction phase of the Whitewater Facility and amortization of deferred financing costs were capitalized as part of construction in process.

         Interest income of approximately $0.3 million for the three months ended March 31, 1998 consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds. Interest income earned during the construction phase of the Whitewater Facility was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.

Cottage Grove

         The Cottage Grove Power Purchase Agreement term commenced October 1, 1997. Prior to October 1, 1997, Cottage Grove recognized no revenues or expenses.

         Revenues for the three months ended March 31, 1998 were approximately $10.1 million. Revenues consisted primarily of lease revenue of approximately $5.3 million and service revenue of approximately $4.1 million.

         Operating expenses were approximately $5.2 million for the three months ended March 31, 1998. Operating expenses consisted of cost of services related to operating the Cottage Grove Facility.

         Interest expense of approximately $3.1 million for the three months ended March 31, 1998 consisted primarily of interest expense on the First Mortgage Bonds. Interest incurred during the construction phase of the Cottage Grove Facility and amortization of deferred financing costs were capitalized as part of construction in process.

         Interest income of approximately $0.3 million for the three months ended March 31, 1998 consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds. Interest income earned during the construction phase of the Cottage Grove Facility was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.

FACILITY CONSTRUCTION

Whitewater

         Effective September 18, 1997, Whitewater and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1998, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

Cottage Grove

         Effective September 30, 1997, Cottage Grove and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1998, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

LIQUIDITY AND CAPITAL RESOURCES

         The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to the Partnerships were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities, (ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents (currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively).

         As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At March 31, 1998, the balances of the Contingency Fund accounts were $1,426,000 for Cottage Grove and $339,000 for Whitewater.

         In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, the Partnerships may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000. At March 31, 1998, no loans were outstanding under the working capital facilities.

         The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the substantial majority of their revenues. Under and subject to the terms of the Power Purchase Agreements, the utilities are obligated to purchase electric capacity made available to them and energy which they request from the Partnerships. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the United States Securities and Exchange Commission.

         The Power Purchase Agreements are dispatchable contracts which provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. The Partnerships are dependent on capacity payments under the Power Purchase Agreements to meet their fixed obligations, including the payment of debt service under their First Mortgage Bonds (which are Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

         Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each Partnership's obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

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

PART 2/ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1 Financial Data Schedule - LS Power Funding Corporation
         27.2 Financial Data Schedule - LSP-Cottage Grove, L.P.
         27.3 Financial Data Schedule - LSP-Whitewater Limited Partnership

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on 8-K, dated March 10, 1998, with respect to the March 6, 1998 signing of a Securities Purchase Agreement between Cogentrix Energy, Inc. and certain of its subsidiaries (the "Purchasers") and LS Power Corporation and Granite Power Partners, L.P. (the "Sellers") pursuant to which the Purchasers agreed to acquire the Sellers' ownership interest in certain of its assets, including the Facilities.

         The Registrant filed a Current Report on Form 8-K, dated March 31, 1998, with respect to a change in the Registrant's independent accountants from KPMG Peat Marwick LLP to Arthur Andersen LLP effective March 27, 1998.


SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:      /s/ James R. Pagano
         --------------------------------------------------
         Name:    James R. Pagano
         Title:   Managing Director, Treasurer and Director

Date:    May 15, 1998

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:      /s/ James R. Pagano
         --------------------------------------------------
         Name:    James R. Pagano
         Title:   Managing Director, Treasurer and Director

Date:    May 15, 1998

LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner


By:      /s/ James R. Pagano
         --------------------------------------------------
         Name:    James R. Pagano
         Title:   Managing Director, Treasurer and Director

Date:    May 15, 1998

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                              PAGE
                                                                                              ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                       F-2
   Statements of Income for the Three Months Ended March 31, 1998 and 1997 (unaudited)         F-3
   Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (unaudited)     F-4
   Notes to Condensed Financial Statements (unaudited)                                         F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                       F-6
   Statements of Income for the Three Months Ended March 31, 1998 and 1997 (unaudited)         F-7
   Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (unaudited)     F-8
   Notes to Condensed Financial Statements (unaudited)                                         F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                       F-12
   Statements of Income for the Three Months Ended March 31, 1998 and 1997 (unaudited)         F-13
   Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (unaudited)     F-14
   Notes to Condensed Financial Statements (unaudited)                                         F-15


                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)




                                                                   MARCH 31,   DECEMBER 31,
                                                                     1998          1997
                                                                 -----------    ----------
                                                                 (Unaudited)     (Audited)

                          ASSETS

CURRENT ASSETS:
   Cash                                                           $      1      $      1
   Interest receivable on First Mortgage Bonds                       6,472             0
                                                                  --------      --------

       Total current assets                                          6,473             1

INVESTMENT IN FIRST MORTGAGE BONDS                                 332,000       332,000
                                                                  --------      --------

       Total assets                                               $338,473      $332,001
                                                                  ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on Senior Secured Bonds      $  6,472      $      0

SENIOR SECURED BONDS PAYABLE                                       332,000       332,000
                                                                  --------      --------

       Total liabilities                                           338,472       332,000
                                                                  --------      --------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized,
      100 shares issued and outstanding                                  0             0
   Additional paid-in capital                                            1             1
                                                                  --------      --------

       Total stockholders' equity                                        1             1
                                                                  --------      --------


       Total liabilities and stockholders' equity                 $338,473      $332,001
                                                                  ========      ========


                 The accompanying notes to condensed financial
            statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)




                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                             1998        1997
                                            ------      ------

Interest Income                             $6,472      $6,472

Interest Expense                             6,472       6,472
                                            ------      ------

Net Income                                  $    0      $    0
                                            ======      ======




                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)



                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                           1998        1997
                                          ------      ------

Cash flows from Operating Activities      $    0      $    0

Cash flows from Investing Activities           0           0

Cash flows from Financing Activities           0           0
                                          ------      ------

Increase in cash                               0           0

Cash, beginning of period                      1           1
                                          ------      ------
Cash, end of period                       $    1      $    1
                                          ======      ======



                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 1998 and the statements of income and cash flows for the periods ended March 31, 1998 and 1997 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 1998, and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.

2.       ORGANIZATION

         Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota (the "Cottage Grove Project") and the other located in Whitewater, Wisconsin (the "Whitewater Project"). LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of debt securities and its acquisition of debt securities issued by Cottage Grove and Whitewater.

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)


                                                                      MARCH 31,    DECEMBER 31,
                                                                        1998         1997
                                                                     -----------   ---------
                                                                     (Unaudited)   (Audited)

                                 ASSETS

Current assets:
     Cash and cash equivalents                                       $  9,487      $  8,816
     Restricted cash                                                   19,274        11,475
     Accounts receivable - trade                                        4,556         4,598
     Accounts receivable - other                                            0         3,012
     Fuel inventories                                                     400         1,869
     Spare parts inventories                                              496           443
     Other current assets                                                 164            53
                                                                     --------      --------
Total current assets                                                   34,377        30,266
                                                                     --------      --------

Net investment in lease (Notes 3 and 4)                               234,405       234,034

Equipment                                                                  45             0

Debt issuance and financing costs, net of accumulated
  amortization:  March 31, 1998, $670; December 31, 1997, $605          6,452         6,517

Investment in unconsolidated affiliate                                      1             1
                                                                     --------      --------

Total assets                                                         $275,280      $270,818
                                                                     ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                                                $  6,384      $  8,360
     Interest payable                                                   3,021             0
     Accrued expenses                                                   1,360            72
                                                                     --------      --------
Total current liabilities                                              10,765         8,432

First Mortgage Bonds payable                                          155,000       155,000
                                                                     --------      --------
Total liabilities                                                     165,765       163,432

Commitments and contingencies

Partners' capital                                                     109,515       107,386
                                                                     --------      --------

Total liabilities and partners' capital                              $275,280      $270,818
                                                                     ========      ========

                 The accompanying notes to condensed financial
            statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)



                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             1998           1997
                                           --------       -------

Operating revenues:
     Lease revenue                         $  5,273       $     0
     Service revenue                          4,067             0
     Other                                      721             0
                                           --------       -------
                                             10,061             0


Operating expenses:
     Cost of services                         5,172             0
                                           --------       -------

Operating income                              4,889             0

Non-operating income (expense):
     Interest expense                        (3,087)            0
     Interest income                            327             0
                                           --------       -------


Net income                                 $  2,129       $     0
                                           ========       =======



                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 1998          1997
                                                               -------       -------
Cash Flows from Operating Activities:
    Net income                                                 $ 2,129       $     0
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Amortization of unearned lease income                   (5,273)            0
        Amortization of debt issuance and financing costs           65             0
        Minimum lease payments received                          4,902             0
        Decrease in accounts receivable - trade                     42             0
        Decrease in accounts receivable - other                  3,012
        Decrease in fuel inventories                             1,469             0
        Increase in spare parts inventories                        (53)            0
        Increase in other current assets                          (111)            0
        Decrease in accounts payable                            (1,976)            0
        Increase in interest payable                             3,021
        Increase in accrued expenses                             1,288             0
                                                               -------       -------
Net cash provided by operating activities                        8,515             0
                                                               -------       -------

Cash Flows from Investing Activities:
        Purchase of equipment                                      (45)            0
        Payments on construction in process                          0        (1,936)
        Decrease (increase) in restricted cash                  (7,799)        1,939
                                                               -------       -------
Net cash provided by (used in) investing activities             (7,844)            3
                                                               -------       -------

Cash Flows from Financing Activities                                 0             0
                                                               -------       -------

Increase in cash and cash equivalents                              671             3
Cash and cash equivalents, beginning of period                   8,816           103
                                                               -------       -------
Cash and cash equivalents, end of period                       $ 9,487       $   106
                                                               =======       =======


                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 1998 and the statements of income and cash flows for the periods ended March 31, 1998 and 1997 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1998, and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.

2.       ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). Construction and start-up of the Cottage Grove Facility was substantially completed and commercial operations commenced October 1, 1997 (the "Commercial Operations Date"). The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of the Cottage Grove Facility and a similar gas-fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $155 million of debt securities issued simultaneously by the Partnership.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMMENCEMENT OF POWER PURCHASE AGREEMENT

         All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company (the "Utility") under a 30-year power purchase agreement (the "Power Purchase Agreement"). The Power Purchase Agreement has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see
Note 4).

CONSTRUCTION IN PROCESS

         Prior to commercial operation, all costs incurred to develop and construct the Cottage Grove Facility, including net costs associated with performance testing prior to the Commercial Operations Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

         In recording the Partnership's gain on sales-type capital lease, all construction in process costs were included in the historical cost basis of the Cottage Grove Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense.

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

SERVICE REVENUE

         Service revenue represents reimbursement to the Partnership of costs incurred to operate the Cottage Grove Facility and to provide variable electric energy to the Utility and thermal energy to the steam purchaser.

OTHER REVENUES

         Other revenues consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties.

COST OF SERVICES

         Cost of services represent expenses related to operating the Cottage Grove Facility and providing variable electric energy to the Utility as well as thermal energy to the steam purchaser.

4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Cottage Grove Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Cottage Grove Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Cottage Grove Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 1998, are as follows (dollars in thousands):

                 Gross Investment in Lease                      $ 562,518
                 Unearned Income on Lease                        (328,113)
                                                                ---------
                 Net Investment in Lease                        $ 234,405
                                                                =========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5.       FACILITY CONSTRUCTION

         Effective September 30, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

6.       CHANGE OF CONTROL

         On March 6, 1998, LS Power Corporation ("LS Power") and Granite Power Partners, L.P. ("Granite") (collectively, the "Sellers") entered into a securities purchase agreement (the "Securities Purchase Agreement") with Cogentrix Mid-America, Inc. ("CMA") and Cogentrix Cottage Grove, LLC (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy"), which controls each of the Purchasers as wholly-owned indirect subsidiaries.

         On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of LSP-Cottage Grove, Inc. and all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, Cogentrix Cottage Grove, LLC, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Cottage Grove, Inc., the 1% general partner of the Partnership, as well as a 72.22% limited partnership interest in the Partnership, for a combined total ownership interest of 73.22% in the Partnership.

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

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)


                                                                    MARCH 31,   DECEMBER 31,
                                        ASSETS                        1998         1997
                                                                  -----------    ---------
                                                                  (Unaudited)    (Audited)
Current assets:
     Cash and cash equivalents                                     $  8,054      $  7,749
     Restricted cash                                                 18,736        13,752
     Accounts receivable - trade                                      5,407         4,983
     Accounts receivable - other                                          0         2,195
     Fuel inventories                                                   195         1,361
     Spare parts inventories                                            462           432
     Other current assets                                               630           682
                                                                   --------      --------
Total current assets                                                 33,484        31,154
                                                                   --------      --------

Net investment in lease (Notes 3 and 4)                             262,308       262,072

Greenhouse facility, net                                              9,200         8,281

Debt issuance and finance costs, net of accumulated
  Amortization: March 31, 1998, $683; December 31, 1997, $616         6,541         6,607

Investment in unconsolidated affiliate                                    1             1
                                                                   --------      --------

Total assets                                                       $311,534      $308,115
                                                                   ========      ========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                                              $  7,930      $ 11,492
     Interest payable                                                 3,450             0
     Accrued expenses                                                 1,766            64
                                                                   --------      --------
Total current liabilities                                            13,146        11,556

First Mortgage Bonds payable                                        177,000       177,000
                                                                   --------      --------
Total liabilities                                                   190,146       188,556

Commitments and contingencies

Partners' capital                                                   121,388       119,559
                                                                   --------      --------

Total liabilities and partners' capital                            $311,534      $308,115
                                                                   ========      ========

                 The accompanying notes to condensed financial
            statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                            1998           1997
                                          --------       -------

Operating revenues:
     Lease revenue                        $  5,834       $     0
     Service revenue                         5,790             0
     Other                                     427             0
                                          --------       -------

                                            12,051             0
                                          --------       -------

Operating expenses:
     Cost of services                        6,827             0
     Greenhouse operating expenses             175             0
                                          --------       -------
                                             7,002             0
                                          --------       -------

Operating income                             5,049             0

Non-operating income (expense):
     Interest expense                       (3,517)            0
     Interest income                           297             0
                                          --------       -------

Net income                                $  1,829       $     0
                                          ========       =======



                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997
                             (dollars in thousands)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1998           1997
                                                               -------       -------
Cash Flows from Operating Activities:
     Net income                                                $ 1,829       $     0
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Amortization of unearned lease income                 (5,834)            0
          Amortization of debt issuance and finance costs           66             0
          Minimum lease payments received                        5,598             0
          Depreciation                                              96             0
          Increase in accounts receivable - trade                 (424)            0
          Decrease in accounts receivable - other                2,195
          Decrease in fuel inventories                           1,166             0
          Increase in spare parts inventories                      (30)            0
          Decrease in other current assets                          52             0
          Decrease in accounts payable                          (3,562)            0
          Increase in interest payable                           3,450
          Increase in accrued expenses                           1,702             0
                                                               -------       -------
Net cash provided by operating activities                        6,304             0
                                                               -------       -------

Cash Flows from Investing Activities:
          Purchase of equipment                                 (1,015)            0
          Payments on construction in process                        0        (8,970)
          Decrease (increase) in restricted cash                (4,984)        9,159
                                                               -------       -------
Net cash provided by (used in) investing activities             (5,999)          189
                                                               -------       -------

Cash Flows from Financing Activities                                 0             0
                                                               -------       -------

Net increase in cash and cash equivalents                          305           189
Cash and cash equivalents, beginning of period                   7,749           101
                                                               -------       -------
Cash and cash equivalents, end of period                       $ 8,054       $   290
                                                               =======       =======

                 The accompanying notes to condensed financial
              statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 1998 and the statements of income and cash flows for the periods ended March 31, 1998 and 1997 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1998 and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.

2.       ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Whitewater, Wisconsin (the "Whitewater Facility"). Construction and start-up of the Whitewater Facility was substantially completed and commercial operations commenced September 18, 1997 (the "Commercial Operations Date"). The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of the Whitewater Facility and a similar gas-fired cogeneration facility to be located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $177 million of debt securities issued simultaneously by the Partnership.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMMENCEMENT OF POWER PURCHASE AGREEMENT

         The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company (the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Power Purchase Agreement has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 4).

CONSTRUCTION IN PROCESS

         Prior to commercial operation, all costs incurred to develop and construct the Whitewater Facility, including net costs associated with performance testing prior to the Commercial Operations Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

         In recording the Partnership's gain on sales-type capital lease, all construction in process costs related to the cogeneration facility were included in the historical cost basis of the Whitewater Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense.

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

SERVICE REVENUE

         Service revenues represent reimbursement to the Partnership of costs incurred to operate the Whitewater Facility and to provide variable electric energy to the Utility and thermal energy to the steam purchaser.

COST OF SERVICES

         Cost of services represent expenses related to operating the Whitewater Facility and providing variable electric energy to the Utility as well as thermal energy to the steam purchaser.

4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Whitewater Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Whitewater Facility. The interest rate implicit in the lease is 8.93%. The estimated residual value of the Whitewater Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 1998 are as follows:

            Gross investment in lease                 $ 609,890
            Unearned income on lease                   (347,582)
                                                      ---------
            Net investment in lease                   $ 262,308
                                                      =========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5.       FACILITY CONSTRUCTION

         Effective September 18, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

6.       CHANGE OF CONTROL

         On March 6, 1998, LS Power Corporation ("LS Power") and Granite Power Partners, L.P. ("Granite") (collectively, the "Sellers") entered into a securities purchase agreement (the "Securities Purchase Agreement") with Cogentrix Mid-America, Inc. ("CMA") and Cogentrix Whitewater, LLC (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy"), which controls each of the Purchasers as wholly-owned indirect subsidiaries.

         On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of Floriculture, Inc. ("Floriculture") and LSP-Whitewater I, Inc., as well as all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, CMA acquired all of the capital stock of Floriculture, and Cogentrix Whitewater, LLC, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Whitewater I, Inc., the 1% general partner of the Partnership, as well as a 73.17% limited partnership interest in the Partnership, for a combined total ownership interest of 74.17% in the Partnership.

         On the same date that the wholly-owned indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power entered into an Assignment and Assumption Agreement, by the terms of which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management service agreements between LS Power and each of LSP-Whitewater, Inc. and the Partnership.