Form 10-Q
period 1998-06-30
LS POWER FUNDING CORP
filed 1998-08-14
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X]     No [ ]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      Index
                      To the Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended June 30, 1998




Part I: Financial Information                                           Page No.

       Item 1.         Condensed Financial Statements                       3
       Item 2.         Management's Discussion and Analysis of              3
                       Financial Condition and Results of Operations

Part II: Other Information

       Item 6.         Exhibits and Reports on Form 8-K                     8

                       Signatures                                           9

                       Financial Statement Index                           F-1

                          PART I - FINANCIAL STATEMENTS


Item 1. Condensed Financial Statements.

           The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater" and, together with Cottage Grove, the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, filed by Funding, Cottage Grove and Whitewater.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

           Cottage Grove is a single-purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc. and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc., a North Carolina corporation. The other limited partner is TPC Cottage Grove, Inc., a Delaware corporation, and is not affiliated with Cogentrix Energy, Inc. Whitewater is a single-purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility," and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc. and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy, Inc., a North Carolina corporation. The other limited partner is TPC Whitewater, Inc., a Delaware corporation, and is not affiliated with Cogentrix Energy, Inc. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

            The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by the Partnerships will be directly related to the level of dispatch of the Facilities by the utilities and, to a lesser extent, the level of thermal energy required by the steam hosts.

Results of Operations

Whitewater

           The Whitewater Power Purchase Agreement term commenced September 18, 1997. Prior to September 18, 1997, Whitewater recognized no revenues or expenses.

           Revenues for the three-month and six-month periods ended June 30, 1998 were approximately $13.7 million and $25.6 million, respectively. Revenues for the three-month and six-month periods ended June 30, 1998 consisted primarily of lease revenue of approximately $5.8 million and $11.7 million, respectively, and service revenue of approximately $7.0 million and $12.8 million, respectively.

           Operating expenses for the three-month and six-month periods ended June 30, 1998 were approximately $7.5 million and $14.3 million, respectively. Operating expenses consisted primarily of cost of services related to operating the Whitewater Facility.

           Interest expense for the three-month and six-month periods ended June 30, 1998 was approximately $3.5 million and $7.0 million, respectively. Interest expense consisted primarily of interest expense on the First Mortgage Bonds.

           Interest income for the three-month and six-month periods ended June 30, 1998 was approximately $0.2 million and $0.5 million, respectively. Interest income consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds.

Cottage Grove

           The Cottage Grove Power Purchase Agreement term commenced October 1, 1997. Prior to October 1, 1997, Cottage Grove recognized no revenues or expenses.

           Revenues for the three-month and six-month periods ended June 30, 1998 were approximately $11.6 million and $21.7 million, respectively. Revenues for the three-month and six-month periods ended June 30, 1998 consisted primarily of lease revenue of approximately $5.3 million and $10.6 million, respectively and service revenue of approximately $5.0 million and $9.0 million, respectively.

           Operating expenses for the three-month and six-month periods ended June 30, 1998 were approximately $6.8 million and $12.0 million, respectively. Operating expenses consisted primarily of cost of services related to operating the Cottage Grove Facility.

           Interest expense for the three-month period and six-month periods ended June 30, 1998 was approximately $3.1 million and $6.2 million, respectively. Interest expense consisted primarily of interest expense on the First Mortgage Bonds.

           Interest income for the three-month and six-month periods ended June 30, 1998 was approximately $0.3 million and $0.6 million, respectively. Interest income consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds,

Facility Construction

Whitewater

           Effective September 18, 1997, Whitewater and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1998, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $11,174,000.

Cottage Grove

           Effective September 30, 1997, Cottage Grove and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1998, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $10,886,000.

Liquidity and Capital Resources

Whitewater

           The principal components of operating cash flow for the six-months ended June 30, 1998 were generated by net income of $4.8 million and a $0.3 million adjustment for depreciation and amortization which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.5 million and a net $0.1 use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $4.5 million and cash escrows released of $0.3 million were primarily used to make partner distributions of $11.4 million and purchase property, plant and equipment of $0.2 million.

Cottage Grove

           The principal components of operating cash flow for the six-months ended June 30, 1998 were generated by net income of $4.1 million, a $0.1 million adjustment for amortization and a net $3.1 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.7 million. Cash flow provided by operating activities of $6.6 million was primarily used to make partner distributions of $12.5 million and to fund cash escrows of $2.6 million.

           The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts, together with other sources of funds available to the Partnerships, were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities,
(ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents (currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively).

           As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At June 30, 1998, the balances of the Contingency Fund accounts were approximately $1,426,000 for Cottage Grove and approximately $339,000 for Whitewater.

           In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, the Partnerships may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the letter of credit facility to secure certain obligations of Cottage Grove under its Power Purchase Agreement.

           In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000. At June 30, 1998, no loans were outstanding under the working capital facilities.

           The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the majority of their revenues. Under and subject to the terms of the Power Purchase Agreements, the utilities are obligated to purchase electric capacity made available to them and energy which they request from the Partnerships. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the United States Securities and Exchange Commission.

           The Power Purchase Agreements are dispatchable contracts which provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. The Partnerships are dependent on capacity payments under the Power Purchase Agreements to meet their fixed obligations, including the payment of debt service under their First Mortgage Bonds (which are Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semiannual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

           The Partnerships presently believe that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate the Partnerships' obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

           As with any electric generating facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shutdowns due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make principal and interest payments on its First Mortgage Bonds, and consequently affect Funding's ability to make principal and interest payments on the Senior Secured Bonds. Not all risks are insured, and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective power purchaser to terminate its Power Purchase Agreement.

Impact of Energy Price Changes, Interest Rates and Inflation

           The Partnerships have attempted to mitigate the risk of increases in fuel and transportation costs by providing contractually for matching increases in the energy payments the Partnerships receive from the utilities purchasing electricity generated by the Facilities. In addition, the Partnerships have hedged against the risk of fluctuations in interest rates by arranging fixed-rate financing.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

        Exhibit No.   Description of Exhibit
        -----------   ----------------------

           27.1       Financial Data Schedule - LS Power Funding Corporation

           27.2       Financial Data Schedule - LSP - Cottage Grove, L.P.

           27.3       Financial Data Schedules - LSP - Whitewater Limited
                      Partnership



(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter covered by this report.

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

Date: August 14, 1998

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:   /s/ James R. Pagano
      --------------------------------------------------
      Name:  James R. Pagano
      Title: Managing Director, Treasurer and Director

Date: August 14, 1998

LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner


By:   /s/ James R. Pagano
      --------------------------------------------------
      Name:  James R. Pagano
      Title: Managing Director, Treasurer and Director

Date: August 14, 1998

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            Financial Statement Index

                                                                           Page
                                                                           ----

LS POWER FUNDING CORPORATION

   Balance Sheets as of June 30, 1998 (Unaudited) and
      December 31, 1997                                                    F-2

   Statements of Income for the Three Months and Six Months Ended
      June 30, 1998 and 1997 (Unaudited)                                   F-3

   Statements of Cash Flows for the Six Months Ended
      June 30, 1998 and 1997 (Unaudited)                                   F-4

   Notes to Condensed Financial Statements (Unaudited)                     F-5


LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of June 30, 1998 (Unaudited) and
       December 31, 1997                                                   F-6

   Statements of Income for the Three Months and
       Six Months Ended June 30, 1998 and 1997 (Unaudited)                 F-7

   Statements of Cash Flows for the Six Months Ended
       June 30, 1998 and 1997 (Unaudited)                                  F-8

    Notes to Condensed Financial Statements (Unaudited)                    F-9


LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of June 30, 1998 (Unaudited) and
       December 31, 1997                                                   F-12

    Statements of Income for the Three Months and
       Six Months Ended June 30, 1998 and 1997 (Unaudited)                 F-13

   Statements of Cash Flows for the Six Months Ended
       June 30, 1998 and 1997 (Unaudited)                                  F-14

   Notes to Condensed Financial Statements (Unaudited)                     F-15

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)




                                                                       June 30,      December 31,
                                                                         1998            1997
                                                                      ----------     ------------
                                                                      (Unaudited)      (Audited)

                                         ASSETS

CURRENT ASSET - Cash                                                   $      1         $      1

INVESTMENT IN FIRST MORTGAGE BONDS                                      332,000          332,000
                                                                       --------         --------

        Total assets                                                   $332,001         $332,001
                                                                       ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY - Senior Secured Bonds Payable                               $332,000         $332,000

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized,
      100 shares issued and outstanding                                       0                0
   Additional paid-in capital                                                 1                1
                                                                       --------         --------

       Total stockholders' equity                                             1                1
                                                                       --------         --------


       Total liabilities and stockholders' equity                      $332,001         $332,001
                                                                       ========         ========




         The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)



                               Three Months Ended June 30,                 Six Months Ended June 30,
                               ---------------------------               -----------------------------
                                1998                 1997                  1998                  1997
                               ------               ------               -------               -------

INTEREST INCOME                $6,472               $6,472               $12,943               $12,943

INTEREST EXPENSE                6,472                6,472                12,943                12,943
                               ------               ------               -------               -------

NET INCOME                     $    0               $    0               $     0               $     0
                               ======               ======               =======               =======







          The accompanying notes to condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)




                                                      Six Months Ended June 30,
                                                   -------------------------------
                                                     1998                   1997
                                                   --------               --------

CASH FLOWS FROM OPERATING ACTIVITIES               $      0               $      0

CASH FLOWS FROM INVESTING ACTIVITIES                      0                      0

CASH FLOWS FROM FINANCING ACTIVITIES                      0                      0
                                                   --------               --------

INCREASE IN CASH                                          0                      0

CASH, BEGINNING OF PERIOD                                 1                      1
                                                   --------               --------
CASH, END OF PERIOD                                $      1               $      1
                                                   ========               ========






         The accompanying notes to condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. FINANCIAL STATEMENTS

           The balance sheet as of June 30, 1998 and the statements of income and cash flows for the periods ended June 30, 1998 and 1997 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of June 30, 1998, and the results of its operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

2. ORGANIZATION

           Funding was established on June 23, 1995 as a special-purpose Delaware corporation to issue debt securities in connection with financing the construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota (the "Cottage Grove Project") and the other located in Whitewater, Wisconsin (the "Whitewater Project"). LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of debt securities and its acquisition of debt securities issued by Cottage Grove and Whitewater.

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)


                                                                                 June 30,            December 31,
                                                                                   1998                   1997
                                                                                 --------               --------
                                                                               (Unaudited)             (Audited)

                                           ASSETS

    CURRENT ASSETS:
         Cash and cash equivalents                                               $    275               $  8,816
         Restricted cash                                                           14,092                 11,475
         Accounts receivable - trade                                                5,317                  4,598
         Accounts receivable - other                                                    0                  3,012
         Fuel inventories                                                             845                  1,869
         Spare parts inventories                                                      317                    443
         Other current assets                                                          95                     53
                                                                                 --------               --------
            Total current assets                                                   20,941                 30,266

    NET INVESTMENT IN LEASE (Notes 3 and 4)                                       234,783                234,034

    DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
      amortization:  June 30, 1998, $736 ; December 31, 1997, $605                  6,386                  6,517

    INVESTMENT IN UNCONSOLIDATED AFFILIATE                                              1                      1
                                                                                 --------               --------

            Total assets                                                         $262,111               $270,818
                                                                                 ========               ========

                             LIABILITIES AND PARTNERS' CAPITAL

    CURRENT LIABILITIES:
         Accounts payable                                                        $  7,092               $  8,360
         Accrued expenses                                                           1,094                     72
                                                                                 --------               --------
            Total current liabilities                                               8,186                  8,432

    FIRST MORTGAGE BONDS PAYABLE                                                  155,000                155,000
                                                                                 --------               --------
             Total liabilities                                                    163,186                163,432

    PARTNERS' CAPITAL                                                              98,925                107,386
                                                                                 --------               --------

              Total liabilities and partners' capital                            $262,111               $270,818
                                                                                 ========               ========


         The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)



                               Three Months Ended June 30,         Six Months Ended June 30,
                               ---------------------------        ---------------------------
                                  1998              1997             1998              1997
                                --------          --------         --------          --------

OPERATING REVENUES:
     Lease revenue              $  5,280          $      0         $ 10,553          $      0
     Service revenue               4,953                 0            9,020                 0
     Other                         1,357             2,078                0                 0
                                --------          --------         --------          --------
                                  11,590                 0           21,651                 0


OPERATING EXPENSES:
     Cost of services              6,846            12,018                0                 0
                                --------          --------         --------          --------


OPERATING INCOME                   4,744                 0            9,633                 0

OTHER INCOME (EXPENSE):
     Interest expense             (3,087)                0           (6,174)                0
     Interest income                 281                 0              608                 0
                                --------          --------         --------          --------


NET INCOME                      $  1,938          $      0         $  4,067          $      0
                                ========          ========         ========          ========




          The accompanying notes to condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)

                                                               Six Months Ended June 30,
                                                               --------------------------
                                                                 1998              1997
                                                               --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  4,067          $      0
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of unearned lease income                      (10,553)                0
    Amortization of debt issuance and financing costs               131                 0
    Minimum lease payments received                               9,804                 0
    Decrease in accounts receivable                               2,293                 0
    Decrease in inventories                                       1,150                 0
    Increase in other current assets                                (42)                0
    Decrease in accounts payable                                 (1,268)                0
    Increase in accrued expenses                                  1,022                 0
                                                               --------          --------
  Net cash provided by operating activities                       6,604                 0

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on construction in process                              0           (18,025)
     Investments drawn for construction                               0            18,026
     Investments held by trustee                                      0           (18,167)
     Increase in restricted cash                                 (2,617)                0
                                                               --------          --------
   Net cash used in investing activities                         (2,617)          (18,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                      (12,528)                0
     Capital contributions                                            0            18,167
                                                               --------          --------
   Net cash provided by (used in) financing activities          (12,528)           18,167

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS:                                                 (8,541)                1
CASH AND CASH EQUIVALENTS, beginning of period                    8,816               103
                                                               --------          --------
CASH AND CASH EQUIVALENTS, end of period                       $    275          $    104
                                                               ========          ========

RECONCILIATION OF CHANGES IN CONSTRUCTION
    IN PROCESS:
    Increase in total construction in process                  $      0          $(19,475)
    Amortization of debt issuance and financing costs                 0               126
    Interest income on investments held by trustee                    0              (806)
    Decrease in other current assets                                  0                 0
    Increase in accounts payable                                      0             2,130
                                                               --------          --------
  Payments on construction in process                          $      0          $(18,025)
                                                               ========          ========


          The accompanying notes to condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

           The balance sheet as of June 30, 1998 and the statements of income and cash flows for the periods ended June 30, 1998 and 1997 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1998, and the results of its operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

2. ORGANIZATION

           The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). Construction and start-up of the Cottage Grove Facility was substantially completed and commercial operations commenced October 1, 1997 (the "Commercial Operations Date"). The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special-purpose Delaware corporation to issue debt securities in connection with financing construction of the Cottage Grove Facility and a similar gas-fired cogeneration facility to be located in Whitewater, Wisconsin (the "Whitewater Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $155 million of debt securities issued simultaneously by the Partnership.

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

           In recording the Partnership's gain on sales-type capital lease, all construction costs were included in the historical cost basis of the Cottage Grove Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense.

Lease Revenue

           Lease revenue represents the amortization of unearned income on the lease using the effective interest rate method, as well as contingent rentals that result from changes in payment escalators occurring subsequent to the Commercial Operations Date. These contingent rentals are not expected to materially change the lease revenue recognized over the life of the Power Purchase Agreement.

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

Cost of Services

           Cost of services represents expenses related to operating the Cottage Grove Facility and providing variable electric energy to the Utility, as well as thermal energy to the steam purchaser.

4. SALES-TYPE CAPITAL LEASE

           Upon the Commercial Operations Date of the Cottage Grove Facility, the Partnership recognized a gain on sales-type capital lease of approximately $87.1 million, reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Cottage Grove Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Cottage Grove Facility at the end of the lease term is $0. The components of the net investment in lease at June 30, 1998 are as follows (dollars in thousands):



                 Gross Investment in Lease                  $ 562,518
                 Unearned Income on Lease                    (327,735)
                                                            ---------
                 Net Investment in Lease                    $ 234,783
                                                            =========

           Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5. FACILITY CONSTRUCTION

           Effective September 30, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $10,886,000.

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

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)


                                                                        June 30,       December 31,
                                               ASSETS                     1998            1997
                                                                       -----------      ---------
                                                                       (Unaudited)      (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                                          $    952         $  7,749
     Restricted cash                                                      13,431           13,752
     Accounts receivable - trade                                           5,694            4,983
     Accounts receivable - other                                               0            2,195
     Fuel inventories                                                        280            1,361
     Spare parts inventories                                                 604              432
     Other current assets                                                    785              682
                                                                        --------         --------
        Total current assets                                              21,746           31,154

NET INVESTMENT IN LEASE (Notes 3 and 4)                                  262,549          262,072

GREENHOUSE FACILITY, net                                                   8,304            8,281

DEBT ISSUANCE AND FINANCE COSTS, net of accumulated
  amortization: June 30, 1998, $749; December 31, 1997, $616               6,474            6,607

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                         1                1
                                                                        --------         --------

       Total assets                                                     $299,074         $308,115
                                                                        ========         ========

                              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                   $  7,421         $ 11,492
     Accrued expenses                                                      1,703               64
                                                                        --------         --------
        Total current liabilities                                          9,124           11,556

FIRST MORTGAGE BONDS PAYABLE                                             177,000          177,000
                                                                        --------         --------
         Total liabilities                                               186,124          188,556

PARTNERS' CAPITAL                                                        112,950          119,559
                                                                        --------         --------

          Total liabilities and partners' capital                       $299,074         $308,115
                                                                        ========         ========



         The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)



                                     Three Months Ended June 30,        Six Months Ended June 30,
                                     ---------------------------        --------------------------
                                       1998              1997             1998              1997
                                     --------          --------         --------          --------

OPERATING REVENUES:
     Lease revenue                   $  5,839          $      0         $ 11,673          $      0
     Service revenue                    7,003                 0           12,793                 0
     Greenhouse revenue, net              546                 0              371                 0
     Other                                309                 0              736                 0
                                     --------          --------         --------          --------
                                       13,697                 0           25,573                 0


OPERATING EXPENSES:
     Cost of services                   7,493                 0           14,320                 0
                                     --------          --------         --------          --------


OPERATING INCOME                        6,204                 0           11,253                 0

OTHER INCOME (EXPENSE):
     Interest expense                  (3,517)                0           (7,034)                0
     Interest income                      248                 0              545                 0
                                     --------          --------         --------          --------

NET INCOME                           $  2,935          $      0         $  4,764          $      0
                                     ========          ========         ========          ========




          The accompanying notes to condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)

                                                               Six Months Ended June 30,
                                                               --------------------------
                                                                 1998              1997
                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  4,764          $      0
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of unearned lease income                      (11,673)                0
     Amortization of debt issuance and finance costs                133                 0
     Minimum lease payments received                             11,196                 0
     Depreciation                                                   199                 0
     Decrease in accounts receivable                              1,484                 0
     Decrease in inventories                                        909                 0
     Decrease in other current assets                              (103)                0
     Decrease in accounts payable                                (4,071)                0
     Increase in accrued expenses                                 1,639                 0
                                                               --------          --------
  Net cash provided by operating activities                       4,477                 0

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on construction in progress                             0           (24,557)
     Investments held by trustee                                      0           (20,556)
     Investments drawn for construction                               0            24,904
     Purchase of equipment                                         (222)                0
     Decrease in restricted cash                                    321                 0
                                                               --------          --------
  Net cash used in investing activities                              99           (20,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                      (11,373)                0
     Capital contributions                                            0            20,556
                                                               --------          --------
  Net cash (used in) provided by investing activities           (11,373)           20,556

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS
                                                                 (6,797)              347
CASH AND CASH EQUIVALENTS, beginning of period                    7,749               101
                                                               --------          --------
CASH AND CASH EQUIVALENTS, end of period                       $    952          $    448
                                                               ========          ========

RECONCILIATION OF CHANGES IN CONSTRUCTION
     IN PROCESS:
     Increase in total construction in process                 $      0          $(18,031)
     Amortization of debt issuance and financing costs                0               128
     Interest income on investments held by trustee                   0              (866)
     Decrease in other current assets                                 0                 1
     Increase in accounts payable                                     0            (5,789)
                                                               --------          --------
  Payments on construction in process                          $      0          $(24,557)
                                                               ========          ========


         The accompanying notes to condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

           The balance sheet as of June 30, 1998 and the statements of income and cash flows for the periods ended June 30, 1998 and 1997 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1998 and the results of its operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

2. ORGANIZATION

           The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts to be located in Whitewater, Wisconsin (the "Whitewater Facility"). Construction and start-up of the Whitewater Facility was substantially completed and commercial operations commenced September 18, 1997 (the "Commercial Operations Date"). The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special-purpose Delaware corporation to issue debt securities in connection with financing construction of the Whitewater Facility and a similar gas-fired cogeneration facility to be located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the debt securities issued by Funding was used to purchase $177 million of debt securities issued simultaneously by the Partnership.

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

           In recording the Partnership's gain on sales-type capital lease, all construction costs related to the cogeneration facility were included in the historical cost basis of the Whitewater Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense.

Lease Revenue

           Lease revenue represents the amortization of unearned income on the lease using the effective interest rate method, as well as contingent rentals that result from changes in payment escalators occurring subsequent to the Commercial Operations Date. These contingent rentals are not expected to materially change the lease revenue recognized over the life of the Power Purchase Agreement.

Service Revenue

           Service revenue represents reimbursement to the Partnership of costs incurred to operate the Whitewater Facility and to provide variable electric energy to the Utility and thermal energy to the steam purchaser.

Other Revenues

           Other revenues consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties.

Cost of Services

           Cost of services represents expenses related to operating the Whitewater Facility and providing variable electric energy to the Utility as well as thermal energy to the steam purchaser.

4. SALES-TYPE CAPITAL LEASE

           Upon the Commercial Operations Date of the Whitewater Facility, the Partnership recognized a gain on sales-type capital lease of approximately $97.0 million, reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Whitewater Facility. The interest rate implicit in the lease is 8.93%. The estimated residual value of the Whitewater Facility at the end of the lease term is $0. The components of the net investment in lease at June 30, 1998 are as follows:

                Gross investment in lease                    $ 609,890
                Unearned income on lease                      (347,341)
                                                             ---------
                Net investment in lease                      $ 262,549
                                                             =========


           Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No 13.

5. FACILITY CONSTRUCTION

           Effective September 18, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $11,174,000.

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

           On the same date that the wholly-owned indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power entered into an Assignment and Assumption Agreement, by the terms of which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management service agreements between LS Power and each of LSP-Whitewater I, Inc. and the Partnership.