Form 10-Q
period 1998-09-30
LS POWER FUNDING CORP
filed 1998-11-16
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
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

                             LSP-Cottage Grove, L.P.
                       LSP-Whitewater Limited Partnership
             (Exact name of registrant as specified in its charter)

              Delaware                                 81-0493289
              Delaware                                 81-0493287
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                Identification Numbers)

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

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      Index
                      To the Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 1998



                                                                        Page No.
                                                                        --------
Part I: Financial Information

             Item 1.   Condensed Financial Statements                      3

             Item 2.   Management's Discussion and Analysis of             3
                       Financial Condition and Results of Operations

Part II: Other Information

             Item 6.   Exhibits and Reports on Form 8-K                    9

                       Signatures                                          10

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

General

               Cottage Grove is a single-purpose Delaware limited partnership established on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc. and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc., a North Carolina corporation. The other limited partner is TPC Cottage Grove, Inc., a Delaware corporation, and is not affiliated with Cogentrix Energy, Inc. Whitewater is a single-purpose Delaware limited partnership established on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility," and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc. and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy, Inc., a North Carolina corporation. The other limited partner is TPC Whitewater, Inc., a Delaware corporation, and is not affiliated with Cogentrix Energy, Inc. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Results of Operations

Whitewater

               Revenues for the three-month and nine-month periods ended September 30, 1998 were approximately $12.5 million and $38.1 million, respectively, as compared to the three-month and nine-month periods ended September 30, 1997 of $1.4 million. The increase is attributable to the fact that the Whitewater Power Purchase Agreement term commenced September 18, 1997, and prior to that date, Whitewater recognized no revenues. Revenues for the three-month and nine-month periods ended September 30, 1998 consisted primarily of lease revenue of approximately $5.8 million and $17.5 million, respectively, and service revenue of approximately $ 6.4 million and $ 19.2 million, respectively, as compared to the three-month and nine-month periods ended September 30, 1997 of $.8 million and $ .6 million.

               Operating expenses for the three-month and nine-month periods ended September 30, 1998 were approximately $ 6.8 million and $ 21.1 million, respectively, as compared to the three-month and nine-month periods ended September 30, 1997 of $ .6 million. The increase is attributable to the fact that the Whitewater Power Purchase Agreement term commenced September 18, 1997, and prior to that date, Whitewater recognized no expenses. Operating expenses consisted primarily of cost of services related to operating the Whitewater Facility.

               Interest expense for the three-month and nine-month periods ended September 30, 1998 was approximately $3.5 million and $10.6 million, respectively as compared to the three-month and nine-months periods ended September 30, 1997 of approximately $.5 million. Interest expense consisted primarily of interest expense on the First Mortgage Bonds and was not charged to operations until the Whitewater Power Purchase Agreement term commenced on September 18, 1997. Prior to September 18, 1997, all interest costs were capitalized as a component of the Whitewater Facility.

               Interest income for the three-month and nine-month periods ended September 30, 1998 was approximately $.2 million and $.7 million, respectively. Interest income consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds.

               Upon the commercial operations date of the facility (September 18, 1997), Whitewater recognized a gain on "sales-type" capital lease of approximately $ 97.0 million. The Power Purchase Agreement met the criteria of a "sales-type" capital lease as described in SFAS No. 13, "Accounting for Leases." The gain represented the difference between the estimated fair market value and the historical cost of the Whitewater Facility.

Cottage Grove

               The Cottage Grove Power Purchase Agreement term commenced October 1, 1997. Prior to October 1, 1997, Cottage Grove recognized no revenues or expenses.

               Revenues for the three-month and nine-month periods ended September 30, 1998 were approximately $12.5 million and $34.2 million, respectively. Revenues for the three-month and nine-month periods ended September 30, 1998 consisted primarily of lease revenue of approximately $5.3 million and $15.8 million, respectively and service revenue of approximately $6.3 million and $15.3 million, respectively.

               Operating expenses for the three-month and nine-month periods ended September 30, 1998 were approximately $7.6 million and $19.6 million, respectively. Operating expenses represented cost of services related to operating the Cottage Grove Facility.

               Interest expense for the three-month period and nine-month periods ended September 30, 1998 was approximately $3.1 million and $9.2 million, respectively. Interest expense consisted primarily of interest expense on the First Mortgage Bonds. Prior to October 1, 1997, all interest costs were capitalized into the cost of the Cottage Grove Facility.

               Interest income for the three-month and nine-month periods ended September 30, 1998 was approximately $.3 million and $.9 million, respectively. Interest income consisted primarily of interest earned on investments held by the trustee under the trust indenture for the First Mortgage Bonds.

Facility Construction

Whitewater

               Effective September 18, 1997, Whitewater and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of September 30, 1998, Whitewater had retained construction contract payments in the form of cash of approximately $5,600,000 and an irrevocable letter of credit, issued by the Contractor, of approximately $5,600,000.

Cottage Grove

               Effective September 30, 1997, Cottage Grove and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of September 30, 1998, Cottage Grove had retained construction contract payments in the form of cash of approximately $5,400,000 and an irrevocable letter of credit, issued by the Contractor, of approximately $5,400,000.

Liquidity and Capital Resources

Whitewater

               The principal components of operating cash flow for the nine-months ended September 30, 1998 were net income of $7.1 million, a $.4 million adjustment for depreciation and amortization and a net $2.6 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $.7 million. Cash flow provided by operating activities of $9.4 million, as well as a portion of the cash on hand at the beginning of the period of $6.6 million, was primarily used to make partner distributions of $11.4 million, fund cash escrows of $4.4 million, and purchase property, plant and equipment of $.2 million.

Cottage Grove

               The principal components of operating cash flow for the nine-months ended September 30, 1998 were net income of $6.2 million, a $.2 million adjustment for amortization of debt issuance and financing costs, and a net $5.2 million of cash provided by changes in working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.1 million. Cash flow provided by operating activities of $10.5 million, as well as a portion of the cash on hand at the beginning of the period of $8.3 million, was primarily used to make partner distributions of $12.5 million and to fund cash escrows of $6.3 million.

               The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts, together with other sources of funds available to the Partnerships, were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities, (ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain debt service reserve funds as required by certain financing documents (currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively).

               As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At September 30, 1998, the balances of the Contingency Fund accounts were approximately $1,426,000 for Cottage Grove and approximately $339,000 for Whitewater.

               In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amounts, the Partnerships may each receive on their behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the letter of credit facility to secure certain obligations of Cottage Grove under its Power Purchase Agreement.

               In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000. At September 30, 1998, no loans were outstanding under the working capital facilities.

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

               The Power Purchase Agreements are dispatchable contracts which provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. The Partnerships are dependent on capacity payments under the Power Purchase Agreements to meet their fixed obligations, including the payment of debt service under their First Mortgage Bonds (which are Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semiannual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, in the unlikely event any material shortfall in tested capacity or availability over a significant period occurs, the result could lead to a shortage of funds to the Partnerships.

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

Year 2000 Compliance

               The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes such date, potentially causing data miscalculations, inaccuracies or operational malfunctions or failures. The Partnerships initiated assessments in 1998 to identify the issues required to be resolved to assure business critical systems successfully operate upon and beyond the turn of the century. The assessments include reviewing information technology and systems utilizing embedded technology. Plans for achieving Year 2000 compliance have been finalized and remediation work is underway.

               Replacement of the Partnerships' core financial systems with Year 2000 compliant client-server software is virtually complete. Investigation, analysis, remediation and contingency planning for embedded technology at the power generation facilities operated by the Partnerships are also in process. The investigation and analysis of potential Year 2000 issues is nearing completion at both facilities. The results of the investigation and analysis to date indicate the majority of the facilities' operating systems are Year 2000 compliant. For those that have been identified as non-compliant, the Partnerships have either established a remediation plan or contingency plan to address the areas of non-compliance. The remediation of these systems, as well as testing of contingency plans, is expected to be completed by June 30, 1999. The total capital and operating costs to bring the operating systems at the plant facilities fully compliant with Year 2000 are currently expected to be immaterial.

               The Partnerships are communicating with critical suppliers, vendors and major customers to assess their compliance efforts and the Partnerships' exposure resulting from Year 2000 issues. At this time, the Partnerships do not expect a major impact from non-compliant Year 2000 suppliers, vendors or major customers. In the event that any of the Partnerships' significant suppliers, vendors or major customers do not successfully and timely achieve Year 2000 compliance, the Partnerships' business or operations could be adversely affected.

               The Partnerships expect that their business critical systems will be Year 2000 compliant by December 31, 1999, and the Partnerships do not anticipate costs associated with the Year 2000 issue to have a material impact on the Partnerships' results of operations or financial position. Despite management's current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionality or that the Partnerships will not ultimately incur significant unplanned costs to avoid such interruptions or limitations.

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

                            27.3 Financial Data Schedule - LSP - Whitewater Limited Partnership


(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURES:

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:          /s/ James R. Pagano
             ----------------------------------------------
      Name:      James R. Pagano
      Title:     Managing Director, Treasurer and Director

Date: November 16, 1998

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:          /s/ James R. Pagano
             ----------------------------------------------
      Name:      James R. Pagano
      Title:     Managing Director, Treasurer and Director

Date: November 16, 1998

LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner


By:          /s/ James R. Pagano
      Name:      James R. Pagano
             ----------------------------------------------
      Title:     Managing Director, Treasurer and Director

Date: November 16, 1998

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            Financial Statement Index
                                                                            Page
                                                                            ----
LS POWER FUNDING CORPORATION

       Balance Sheets as of September 30, 1998 (Unaudited) and
            December 31, 1997                                                F-2

       Statements of Operations for the Three Months and Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                          F-3

       Statements of Cash Flows for the Nine Months Ended September 30,
            1998 and 1997 (Unaudited)                                        F-4

       Notes to Condensed Financial Statements (Unaudited)                   F-5

LSP-COTTAGE GROVE, L.P.

       Balance Sheets as of September 30, 1998 (Unaudited) and
            December 31, 1997                                                F-6

       Statements of Income for the Three Months and Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                          F-7

       Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                          F-8

       Notes to Condensed Financial Statements (Unaudited)                   F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

       Balance Sheets as of September 30, 1998 (Unaudited) and
            December 31, 1997                                               F-12

       Statements of Income for the Three Months and Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                         F-13

       Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1997 (Unaudited)                         F-14

       Notes to Condensed Financial Statements (Unaudited)                  F-15

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)



                                                                  September 30,   December 31,
                                                                     1998             1997
                                                                   --------         --------
                                                                 (Unaudited)       (Audited)

                                     ASSETS

CURRENT ASSET:
     Cash                                                          $      1         $      1

INVESTMENT IN FIRST MORTGAGE BONDS                                  332,000          332,000
                                                                   --------         --------

        Total Assets                                               $332,001         $332,001
                                                                   ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY - Senior Secured Bonds Payable                           $332,000         $332,000

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized,
      100 shares issued and outstanding                            $      0         $      0
   Additional paid-in capital                                             1                1
                                                                   --------         --------

       Total stockholders' equity                                         1                1
                                                                   --------         --------

       Total liabilities and stockholders' equity                  $332,001         $332,001
                                                                   ========         ========





            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
         For the Three Months and Nine Months Ended September 30, 1998
                              and 1997 (Unaudited)
                             (dollars in thousands)




                           Three Months Ended              Nine Months Ended
                              September 30,                  September 30,
                         -----------------------         -----------------------
                          1998            1997            1998            1997
                         -------         -------         -------         -------

INTEREST INCOME          $ 6,472         $ 6,472         $19,415         $19,415
                         -------         -------         -------         -------

INTEREST EXPENSE           6,472           6,472          19,415          19,415
                         -------         -------         -------         -------

NET INCOME               $     0         $     0         $     0         $     0
                         =======         =======         =======         =======



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)





                                         Nine Months Ended September 30,
                                         -------------------------------
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

                          LS POWER FUNDING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


1.             FINANCIAL STATEMENTS

               The balance sheet as of September 30, 1998 and the statements of operations and cash flows for the periods ended September 30, 1998 and 1997 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 1998, and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)


                                                                         September 30,    December 31,
                                                                             1998             1997
                                                                           --------         --------
                                                                          (Unaudited)       (Audited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $    516         $  8,816
     Restricted cash                                                         17,764           11,475
     Accounts receivable - trade                                              4,892            4,598
     Accounts receivable - other                                                  0            3,012
     Fuel inventories                                                         1,776            1,869
     Spare parts inventories                                                    317              443
     Other current assets                                                       121               53
                                                                           --------         --------
        Total current assets                                                 25,386           30,266

NET INVESTMENT IN LEASE (Notes 3 and 4)                                     235,170          234,034

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
  amortization:  September 30, 1998, $801; December 31, 1997, $605            6,321            6,517

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                            1                1
                                                                           --------         --------

        Total assets                                                       $266,878         $270,818
                                                                           ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                      $  5,965         $  8,360
     Accrued expenses                                                         4,818               72
                                                                           --------         --------
        Total current liabilities                                            10,783            8,432

FIRST MORTGAGE BONDS PAYABLE                                                155,000          155,000
                                                                           --------         --------
         Total liabilities                                                  165,783          163,432

PARTNERS' CAPITAL                                                           101,095          107,386
                                                                           --------         --------

          Total liabilities and partners' capital                          $266,878         $270,818
                                                                           ========         ========




            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                              STATEMENTS OF INCOME
            For the Three Months and Nine Months Ended September 30,
                           1998 and 1997 (Unaudited)
                             (dollars in thousands)



                             Three Months Ended September 30,   Nine Months Ended September 30,
                             --------------------------------   -------------------------------
                                  1998              1997             1998              1997
                                --------          --------         --------          --------

OPERATING REVENUES:
     Lease revenue              $  5,289          $      0         $ 15,842          $      0
     Service revenue               6,276                 0           15,296                 0
     Other                           976                 0            3,054                 0
                                --------          --------         --------          --------
                                  12,541                 0           34,192                 0
OPERATING EXPENSES:
     Cost of services              7,559                 0           19,577                 0
                                --------          --------         --------          --------

OPERATING INCOME                   4,982                 0           14,615                 0

OTHER INCOME (EXPENSE):
     Interest expense             (3,065)                0           (9,239)                0
     Interest income                 253                 0              861                 0
                                --------          --------         --------          --------


NET INCOME                      $  2,170          $      0         $  6,237          $      0
                                ========          ========         ========          ========





            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                            LSP-COTTAGE GROVE, L.P.
                            STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     1998              1997
                                                                   --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  6,237          $      0
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Amortization of unearned lease income                           (15,842)                0
    Amortization of debt issuance and financing costs                   196                 0
    Minimum lease payments received                                  14,706                 0
    Decrease in accounts receivable                                   2,718                 0
    Decrease in inventories                                             219                 0
    Increase in other current assets                                    (68)                0
    Decrease in accounts payable                                     (2,395)                0
    Increase in accrued expenses                                      4,746                 0
                                                                   --------          --------
       Net cash provided by operating activities                     10,517                 0
                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on construction in process                                  0           (25,339)
     Investments drawn for construction                                   0            25,607
     Investments held by trustee                                          0           (18,167)
     Increase in restricted cash                                     (6,289)                0
                                                                   --------          --------
        Net cash used in investing activities                        (6,289)          (17,899)
                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                          (12,528)                0
     Capital contributions                                                0            18,167
                                                                   --------          --------
       Net cash provided by (used in) financing activities          (12,528)           18,167
                                                                   --------          --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                      (8,300)              268

CASH AND CASH EQUIVALENTS, beginning of period                        8,816               103
                                                                   --------          --------

CASH AND CASH EQUIVALENTS, end of period                           $    516          $    371
                                                                   ========          ========

RECONCILIATION OF CHANGES IN CONSTRUCTION
    IN PROCESS:
    Increase in total construction in process                      $      0          ($21,979)
    Amortization of debt issuance and financing costs                     0               191
    Interest income on investments held by trustee                        0            (1,181)
    Increase in pre-operation accounts receivable                         0            (4,851)
    Pre-operation cash receipts                                           0            (5,023)
    Increase in interest payable                                          0             3,021
    Increase in accounts payable                                          0             4,483
                                                                   --------          --------
       Payments on construction in process                         $      0          ($25,339)
                                                                   ========          ========


            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


1.             FINANCIAL STATEMENTS

               The balance sheet as of September 30, 1998 and the statements of income and cash flows for the periods ended September 30, 1998 and 1997 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1998, and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

4.             SALES-TYPE CAPITAL LEASE

               Upon the Commercial Operations Date of the Cottage Grove Facility, the Partnership recognized a gain on sales-type capital lease of approximately $87.1 million, reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Cottage Grove Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Cottage Grove Facility at the end of the lease term is $0. The components of the net investment in lease at September 30, 1998 are as follows (dollars in thousands):


                      Gross Investment in Lease                    $ 562,518
                      Unearned Income on Lease                      (327,348)
                                                                   ---------
                      Net Investment in Lease                      $ 235,170
                                                                   =========

               Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5.             Facility Construction

               Effective September 30, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of September 30, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $10,886,000.

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

7.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

               SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

               The Partnership does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)


                                                                        September 30,    December 31,
                                                                            1998             1997
                                                                          --------         --------
                                                                         (Unaudited)       (Audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  1,207         $  7,749
     Restricted cash                                                        18,115           13,752
     Accounts receivable - trade                                             5,657            4,983
     Accounts receivable - other                                               643            2,195
     Fuel inventories                                                          948            1,361
     Spare parts inventories                                                   620              432
     Other current assets                                                      439              682
                                                                          --------         --------
        Total current assets                                                27,629           31,154

NET INVESTMENT IN LEASE (Notes 3 and 4)                                    262,796          262,072

GREENHOUSE FACILITY, net                                                     8,257            8,281

DEBT ISSUANCE AND FINANCE COSTS, net of accumulated
  amortization: September 30, 1998, $816; December 31, 1997, $616            6,407            6,607

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                           1                1
                                                                          --------         --------

                                                                          $305,090         $308,115
                                                                          ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                     $  6,116         $ 11,492
     Accrued expenses                                                        6,677               64
                                                                          --------         --------
        Total current liabilities                                           12,793           11,556

FIRST MORTGAGE BONDS PAYABLE                                               177,000          177,000
                                                                          --------         --------
         Total liabilities                                                 189,793          188,556

PARTNERS' CAPITAL                                                          115,297          119,559
                                                                          --------         --------

          Total liabilities and partners' capital                         $305,090         $308,115
                                                                          ========         ========



            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                   For the Three Months and Nine Months Ended
                     September 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)



                                                 Three Months Ended                    Nine Months Ended
                                                     September 30,                       September 30,
                                              --------------------------          ---------------------------
                                                1998              1997              1998              1997
                                              --------          --------          --------          --------

OPERATING REVENUES:
     Lease revenue                            $  5,845          $    752          $ 17,518          $    752
     Service revenue                             6,426               641            19,219               641
     Greenhouse revenue                            109                 0             1,530                 0
     Other                                         214                 0               950                 0
                                              --------          --------          --------          --------
                                                12,594             1,393            39,217             1,393
OPERATING EXPENSES:
     Cost of services                            6,782               254            21,102               254
     Greenhouse operating expenses                 103               376             1,153               376
                                              --------          --------          --------          --------
                                                 6,885               630            22,255               630
                                              --------          --------          --------          --------

OPERATING INCOME                                 5,709               763            16,962               763

OTHER INCOME (EXPENSE):
     Gain on sales-type capital lease                0            97,042                 0            97,042
     Interest expense                           (3,517)             (508)          (10,551)             (508)
     Other income                                  155                 7               700                 7
                                              --------          --------          --------          --------

NET INCOME                                    $  2,347          $ 97,304          $  7,111          $ 97,304
                                              ========          ========          ========          ========



            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                          1998               1997
                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   7,111          $  97,304
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Gain on sales-type capital lease                                          0            (97,042)
     Amortization of unearned lease income                               (17,518)              (752)
     Amortization of debt issuance and finance costs                         200                 10
     Minimum lease payments received                                      16,794                721
     Depreciation                                                            208                 14
     Decrease (increase) in accounts receivable                              878             (1,362)
     Decrease (increase) in fuel inventory                                   413             (1,196)
     Increase in spare parts inventory                                      (188)                 0
     Decrease in other current assets                                        243                  0
     Increase (decrease) in accounts payable                              (5,376)               895
     Increase in accrued expenses                                          6,613                  0
                                                                       ---------          ---------
        Net cash provided by (used in) by operating activities             9,378             (1,408)
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from land sale                                                   0                939
     Payments on construction in progress                                      0            (35,128)
     Investments held by trustee                                               0            (20,556)
     Investments drawn for construction                                        0             35,793
     Purchase of equipment                                                  (184)                 0
     Increase in restricted cash                                          (4,363)                 0
                                                                       ---------          ---------
        Net cash used in investing activities                             (4,547)           (18,952)
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                               (11,373)                 0
     Capital contributions                                                     0             20,556
                                                                       ---------          ---------
        Net cash (used in) provided by investing activities              (11,373)            20,556
                                                                       ---------          ---------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                     (6,542)               196

CASH AND CASH EQUIVALENTS, beginning of period                             7,749                101
                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                               $   1,207          $     297
                                                                       =========          =========

RECONCILIATION OF CHANGES IN CONSTRUCTION
     IN PROCESS:
     Decrease in total construction in process                         $       0          $ 145,694
     Construction in process sold in lease transaction                         0           (170,142)
     Amortization of debt issuance and financing costs                         0                185
     Interest income on investments held by trustee                            0             (1,272)
     Decrease in other current assets                                          0                  1
     Increase in pre-operation accounts receivable                             0             (2,632)
     Pre-operation cash receipts                                               0             (5,859)
     Decrease in accounts payable                                              0             (4,553)
     Increase in interest payable                                              0              3,450
                                                                       ---------          ---------
        Payments on construction in process                            $       0          ($ 35,128)
                                                                       =========          =========



            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


1.             FINANCIAL STATEMENTS

               The balance sheet as of September 30, 1998 and the statements of income and cash flows for the periods ended September 30, 1998 and 1997 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1998 and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or the fiscal year as a whole.

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

4.             SALES-TYPE CAPITAL LEASE

               Upon the Commercial Operations Date of the Whitewater Facility, the Partnership recognized a gain on sales-type capital lease of approximately $97.0 million, reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Whitewater Facility. The interest rate implicit in the lease is 8.93%. The estimated residual value of the Whitewater Facility at the end of the lease term is $0. The components of the net investment in lease at September 30, 1998 are as follows (dollars in thousands):


                          Gross investment in lease             $ 609,890
                          Unearned income on lease               (347,094)
                                                                ---------
                          Net investment in lease               $ 262,796
                                                                =========

               Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No 13.

5.             Facility Construction

               Effective September 18, 1997, the Partnership and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of September 30, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totalling approximately $11,174,000.

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

               On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of FloriCulture, Inc. ("FloriCulture"), the operators of the greenhouse, and LSP-Whitewater I, Inc., as well as all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, CMA acquired all of the capital stock of FloriCulture, and Cogentrix Whitewater, LLC, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Whitewater I, Inc., the 1% general partner of the Partnership, as well as a 73.17% limited partnership interest in the Partnership, for a combined total ownership interest of 74.17% in the Partnership.

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

7.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

               SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

               The Partnership does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.