Form 10-K405
period 1998-12-31
LS POWER FUNDING CORP
filed 1999-03-31
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                         Commission File Number 33-95928

                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    81-0502366
-------------------------------                   -------------------
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

                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

       Delaware                                          81-0493289
       Delaware                                          81-0493287
---------------------------------                   -----------------------
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

                                                                                          Page
                                                                                          ----
                                     PART I

Item 1.  Business                                                                           3
Item 2.  Properties                                                                        17
Item 3.  Legal Proceedings                                                                 17
Item 4   Submission of Matters to a Vote of Security Holders                               17

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters             17
Item 6.  Selected Financial Data                                                           17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     19
Item 8.  Financial Statements and Supplementary Data                                       23
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                                            23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                24
Item 11. Executive Compensation                                                            25
Item 12. Security Ownership of Certain Beneficial Owners and Management                    25
Item 13. Certain Relationships and Related Transactions                                    26

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                   28

         Signatures                                                                        29

         Financial Statement Index                                                        F-1

         Exhibits Index                                                                   E-1

PART I/ITEM 1.  BUSINESS

ORGANIZATION

Cottage Grove

    LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which is an indirect, wholly-owned subsidiary of Cogentrix Energy, Inc. ("Cogentrix Energy"). Another indirect subsidiary of Cogentrix Energy identified in the discussion under the heading "Change in Control" below, and TPC Cottage Grove, Inc., a Delaware corporation ("TPC Cottage Grove"), are the sole limited partners of Cottage Grove, owning approximately 72% and 27% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Cottage Grove as set forth in Cottage Grove's partnership agreement.

Whitewater

    LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities" or "Projects"). The 1% general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner") which is also an indirect, wholly-owned subsidiary of Cogentrix Energy. Another indirect subsidiary of Cogentrix Energy, identified in the discussion under the heading "Change in Control" below, and TPC Whitewater, Inc., a Delaware corporation ("TPC Whitewater"), are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests, respectively, although such percentages remain subject to adjustment under certain circumstances to provide a particular rate of return on the equity contribution of TPC Whitewater as set forth in Whitewater's partnership agreement.

Cogentrix Energy

    Cogentrix Energy is a closely held corporation which is principally engaged in the business of acquiring, developing, owning and operating electric power generation facilities principally in the United States. Cogentrix Energy sells electricity and steam, principally under long-term power purchase and steam sales agreements. Cogentrix Energy currently owns - entirely or in part - a total of 25 electric generating plants in the United States. Cogentrix Energy's 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account Cogentrix Energy's part interests in the 16 plants that it does not wholly-own, which range from 3.3% to approximately 74%, its net equity interest in the total production capability of its 25 electric generating plants is approximately 1,690 megawatts. Cogentrix Energy developed, constructed and currently operates 10 of its plants, which, with one exception, are located in either North Carolina or Virginia.

When its plant currently under construction in Batesville, Mississippi begins operation, Cogentrix Energy will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Cogentrix Energy's net equity interest in the total production capability of those 26 facilities will be approximately 2,110 megawatts.

Since its inception in 1983, Cogentrix Energy has developed substantial expertise in the development, construction and operation of power generating facilities and is one of the largest independent power producers in the United States based on net ownership of total project megawatts in operation. Additional information concerning Cogentrix Energy can be found in Cogentrix Energy's reports filed with the Securities and Exchange Commission.

Funding

    LS Power Funding Corporation ("Funding") was organized in June 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

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

Change In Control

    In March 1998, Cogentrix Energy, through several of its indirect subsidiaries, acquired all of the capital stock of FloriCulture, Inc., a Delaware corporation ("FloriCulture"), LSP-Cottage Grove, Inc., and LSP-Whitewater I, Inc. from their former owners, and the majority of the limited partnership interests in Cottage Grove and Whitewater. As a result, Cogentrix Energy now owns indirectly all of the capital stock of FloriCulture, all of the capital stock of LSP-Cottage Grove, Inc., the general partner of Cottage Grove, as well as a 72.22% limited partnership interest in Cottage Grove for a combined total ownership interest of 73.22% in Cottage Grove. As a further result, Cogentrix Energy now owns all of the capital stock of LSP-Whitewater I, Inc., the general partner of Whitewater, as well as a 73.17% limited partnership interest in Whitewater for a combined total ownership interest of 74.17% in Whitewater.

    On the same date that Cogentrix Energy acquired its indirect ownership interests in Cottage Grove and Whitewater, Cogentrix Energy and the developer of the Facilities, LS Power Corporation ("LS Power"), entered into an Assignment and Assumption Agreement, pursuant to which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management services agreements between LS Power and each of LSP-Cottage Grove, Inc., Cottage Grove, LSP-Whitewater, Inc. and Whitewater. A description of these agreements is included in Part III/Item 13 - "Certain Relationships and Related Transactions" of this annual report on Form 10-K.

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

    All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Power Purchaser") under a 30-year power purchase agreement (the "Cottage Grove Power Purchase Agreement"). The thermal energy generated by the Cottage Grove Facility is sold in the form of steam to 3M under a 30-year steam supply agreement. Natural gas for the Cottage Grove Facility is purchased pursuant to 20-year contracts with Dynegy Marketing and Trade (formerly Natural Gas Clearinghouse) ("Dynegy") and Aquila Energy Marketing Corporation ("Aquila"), a subsidiary of UtiliCorp United Inc. ("UtiliCorp"). Interstate gas transportation is provided by Northern Natural Gas Company ("Northern Natural"), and local gas transportation is provided by Peoples Natural Gas Company ("Peoples"), a division of UtiliCorp, each pursuant to a 20-year contract subject to a 10-year renewal option. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Cottage Grove Facility is designed to operate as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder.

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

    Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Power Purchaser") pursuant to a 25-year power purchase agreement, as amended (the "Whitewater Power Purchase Agreement" and, collectively with the Cottage Grove Power Purchase Agreement, the "Power Purchase Agreements"). Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Whitewater Facility is provided in the form of steam to the University of Wisconsin-Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by Whitewater and located adjacent to the Whitewater Facility (the "Greenhouse"). Natural gas for the Whitewater Facility is purchased pursuant to 20-year contracts with Dynegy and Aquila. Interstate gas transportation is provided by Northern Natural pursuant to a 20-year contract subject to a 10-year renewal option, and local gas transportation is provided by Wisconsin Natural Gas Company ("WNG") pursuant to a 25-year contract with two five-year renewal options. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Whitewater Facility is designed to operate as a QF under PURPA and the regulations promulgated thereunder.

CONSTRUCTION

The Cottage Grove Facility

    Effective September 30, 1997, Cottage Grove and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain non-material modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit issued on behalf of the Contractor) totalling approximately $10,886,000.

The Whitewater Facility

    Effective September 18, 1997, Whitewater and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit issued on behalf of the Contractor) totalling approximately $11,174,000.

PROJECT MANAGEMENT

    Since March 20, 1998, the date it acquired control of the Facilities, Cogentrix Energy has provided certain management and administration services to the Partnerships, including supervision of the Contractor and Westinghouse Operating Services Company, Inc., as operator of the Facilities, pursuant to management services agreements (collectively, the "MSAs") with the Partnerships and the General Partners. See Part I, Item 1 "Change in Control" and Part III,
Item 13 - "Certain Relationships and Related Transactions".

OPERATIONS AND MAINTENANCE

Operations And Maintenance Agreements

    Each of the Cottage Grove and Whitewater Facilities is operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements"). Under each O&M Agreement, Westinghouse Services was required to provide certain services during the pre-operational phase of the related Facility as well as services following commercial operation. As compensation for its services, Westinghouse Services is reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, Westinghouse Services (i) received a fixed monthly fee during the pre-operational phase of such Facility and (ii) will receive an annual management fee of $350,000 (subject to adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) during the operational years of such Facility. The Partnerships contract directly with certain subcontractors for materials and services which are outside the scope of Westinghouse Service's obligations under the O&M Agreements, including major maintenance of the Facilities. Westinghouse Services is also subject to an annual performance bonus or penalty payment depending on each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in such Facility's Power Purchase Agreement. Furthermore, Westinghouse Services is subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

    On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each will make a payment to Westinghouse Services pursuant to its O&M Agreement in an amount approximately equal to $320,000. Each O&M Agreement will be replaced with a similar agreement, in all material respects identical to the applicable O&M Agreement, executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc. respectively, each of which is an indirect subsidiary of Cogentrix Energy.

Parts Agreements

    Cottage Grove and Whitewater each have a parts agreement (a "Parts Agreement" and collectively, the "Parts Agreements") with Westinghouse Electric. Under each Parts Agreement, Westinghouse Electric provides a spare set of certain major combustion turbine parts (including combustors, fuel nozzles, transitions, turbine blades and vanes and various other items), and repairs or replaces specified parts during certain scheduled and unscheduled outages of the related Facility. Pursuant to each Parts Agreement, which expires at the earlier of (i) completion of the first scheduled major inspection of the applicable Facility and (ii) 15 years after provisional acceptance of the related Facility, Westinghouse Electric is paid an annual fee of $976,833 (subject to adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) for 12 years. In addition, Westinghouse Electric provides certain Westinghouse Electric parts at a discount from the list price for the life of the related Facility and repairs certain parts at cost plus a certain percentage markup for the duration of the financing of such Facility.

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

    Subject to certain limitations, the capacity payments from WEPCO may be reduced to the extent that WEPCO's senior debt instruments are downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of WEPCO's long term power purchase obligations under the Whitewater Power Purchase Agreement. So long as Whitewater's First Mortgage Bonds are outstanding, the reduction may not exceed the level necessary to cause Whitewater's debt service coverage ratio to be less than 1.4 in any month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After Whitewater's First Mortgage Bonds have been repaid, the reduction may not exceed 50% of Whitewater's revenues minus expenses. The amount of the reductions precluded by application of the above limitations will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at the base or prime lending rate set from time to time by The Chase Manhattan Bank, N.A. or its successor. Accrued tracking account obligations are to be repaid when possible, subject to the limitations described above, or may be applied to WEPCO's purchase of the Whitewater Facility at the expiration of the Whitewater Power Purchase Agreement.

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

Whitewater

    University of Wisconsin-Whitewater -- Whitewater has a steam supply agreement with the Department of Administration of the State of Wisconsin ("DOA"), which provides for Whitewater to supply the steam requirements of UWW (the "UWW Thermal Energy Agreement"). The initial term of the UWW Thermal Energy Agreement expires June 30, 2005 (the "UWW Initial Term"). The DOA has the option to extend the UWW Initial Term for up to four extension periods of four years each.

    The UWW Thermal Energy Agreement obligates Whitewater to supply all of UWW's steam requirements up to a maximum of 350 million pounds of steam annually at a rate not to exceed 100,000 pounds per hour (the "Maximum UWW Purchase Amount"). The DOA may also request, and Whitewater must use reasonable efforts to supply, steam in excess of the Maximum UWW Purchase Amount. The DOA is not obligated to take any minimum annual or hourly quantity of steam. In the event Whitewater delivers steam that does not conform to the specifications set forth in the UWW Thermal Energy Agreement, Whitewater must discontinue such delivery (unless otherwise requested by the DOA) and, at its own cost, take prompt action to correct such non-conformance.

    Whitewater has agreed to reimburse the DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. As of December 31, 1998, Whitewater has reimbursed the DOA approximately $280,000 for the repair of UWW's steam boiler. Whitewater has also agreed to pay the annual costs to maintain the back up boiler in a standby mode.

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

    Greenhouse -- Under the terms of the Greenhouse Operational Services Agreement with FloriCulture, Whitewater will supply the hot water requirements of the Greenhouse. See "Operations and Maintenance; Greenhouse".

GAS SUPPLY

    Each of Cottage Grove and Whitewater has entered into gas supply contracts with substantially identical terms, with the exception of the volume of gas required to be delivered under the contracts. This difference is primarily a result of varying contractual requirements in the Power Purchase Agreements. Specifically, each Partnership has entered into (i) a gas sales contract with Dynegy, as amended (the "Dynegy Gas Supply Contracts"), and (ii) a gas sales contract with Aquila, as amended (the "Aquila Gas Supply Contracts," and together with the Dynegy Gas Supply Contracts, the "Gas Supply Contracts") to collectively service 100% of the expected gas requirements of its Facility.

    The Aquila Gas Supply Contracts and the Dynegy Gas Supply Contracts each provide for the sale of up to 17,060 MMBtu per day of gas to Cottage Grove and up to 11,855 MMBtu per day of gas to Whitewater. Under the Gas Supply Contracts, except during periods of force majeure or default by a Partnership, Dynegy and Aquila (together, the "Gas Suppliers") are required to supply on a firm basis to the point of demarcation between the field zone and the market zone of Northern Natural (the "Demarcation Point"), all gas properly nominated by each Partnership. If a Gas Supplier fails to deliver properly nominated gas to the Demarcation Point for any reason other than force majeure or a Partnership's failure to pay for past deliveries, Cottage Grove or Whitewater, as the case may be, has the right to buy replacement gas (or fuel oil) from other sources and charge the applicable Gas Supplier for the direct increased cost (including transportation charges), if any, of using such gas or fuel oil.

    Under the Gas Supply Contracts, there are three categories of gas, Tier I Gas, Tier II Gas, and Tier III Gas. Tier I Gas is "baseload" gas, nominated prior to the commencement of each month at a set volume for such month. Tier II Gas is "TOK-swing" gas, nominated prior to the commencement of each month at a set volume with the ability to reduce daily volumes to reflect daily swings in gas needs at the Facilities. Tier III Gas is "spot-swing" gas, nominated on a monthly basis (in the case of Aquila) and daily basis (in the case of both Dynegy and Aquila) to fulfill daily swings in Facility requirements not met by Tier I Gas and/or Tier II Gas.

    The price for Tier I Gas is equal to a published price for first-of-the-month spot natural gas delivered to Northern Natural in Texas, Oklahoma and Kansas (the "TOK Price"), plus a percentage fee. The price for Tier II Gas is equal to the TOK Price plus a reservation fee payable on all Tier II volumes nominated, regardless of whether such volumes are actually purchased by such Partnership. The price for Tier III Gas is calculated on a daily cost basis, which could vary above or below the first-of-the-month TOK Price. The TOK Price, or, in some circumstances, actual fuel cost is used as the basis for the price payable for variable energy under the Power Purchase Agreements.

    Under the Gas Supply Contracts, the Partnerships are subject to an annual minimum take requirement for Tier I Gas equal to 40% of the annualized maximum quantity. Under the Dynegy Gas Supply Contracts, one-half of Tier II Gas quantities delivered may be applied to reduce the minimum take requirement. The Partnerships may satisfy the minimum take requirements by delivering gas to the Facilities, taking gas into storage or by remarketing gas to third parties. In the event of two consecutive annual minimum take shortfalls, Aquila has the right to reduce the volumes deliverable under the applicable Aquila Gas Supply Contract. On a monthly basis, Whitewater and Cottage Grove are required to take all Tier I Gas nominated for such month, make other arrangements for the disposition thereof, or pay certain penalties.

    The primary term of each Gas Supply Contract is 20 years beginning with the Commercial Operations Date of the respective Facility. Following the end of the primary term, the Dynegy Gas Supply Contracts may be extended at the applicable Partnership's option for an additional five-year term. The Aquila Gas Supply Contracts extend beyond the primary term on a year-to-year basis, unless affirmatively terminated by one of the parties thereto.

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

    Under the Cottage Grove Letter Agreement, Peoples has agreed to release to Cottage Grove 34,120 MMBtu/day of firm capacity it currently holds on Northern Natural's system for gas transportation under the Cottage Grove Transportation Agreements from the Demarcation Point to the Cottage Grove TBS. Northern Natural has agreed to construct, maintain and own at its expense the Cottage Grove TBS and other facilities necessary to effectuate the services described above. In order to secure its payment obligations under the Cottage Grove Letter Agreement, if the rating on the Senior Secured Bonds falls below investment grade, Cottage Grove will be required to obtain a guarantee or a letter of credit from an investment grade entity.

    The Peoples Agreement provided for the construction of an approximately one mile long pipeline at Peoples' expense from the Cottage Grove TBS to the Cottage Grove Facility. The agreement designates Peoples as Cottage Grove's agent with respect to nominations on Northern Natural's system and requires Peoples to deliver gas, if available, to Cottage Grove in case of a failure of any of Cottage Grove's supplies under the Cottage Grove Gas Supply Contracts. In addition, the Peoples Agreement provides various balancing services which augment the balancing rights held by Cottage Grove under the Cottage Grove Northern Agreements. For up to 20 days of each "heating period" (i.e., an interval beginning December 1 and extending to the end of the following February) Peoples has the option to retain the gas destined for the Cottage Grove Facility for its own use, subject to proper notice and the reimbursement of Cottage Grove for replacement fuel costs. In consideration for such option, Cottage Grove receives a monthly payment of $116,480 during the heating period. In addition, on any day during each heating period on which Cottage Grove nominates a quantity of gas and transportation from the Gas Suppliers and Northern Natural less than 29,120 MMBtu, Peoples may require Cottage Grove to nominate and deliver to Peoples the difference between the quantities actually nominated and 29,120 MMBtu, subject to compliance with Northern Natural's tariffs, agreement between Peoples and NSP and payment to Cottage Grove of its actual cost of gas and gas transportation with respect to such differential quantities.

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

DEPENDENCE ON THIRD PARTIES

    Each Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its respective Facility, a single operator to perform the operation and maintenance of its respective Facility and, in the case of the Cottage Grove Facility, a single steam purchaser for purchases of thermal energy. In addition, each Partnership has contracted with only two gas companies, Aquila and Dynegy, to supply the gas requirements of the Facilities, and has contracted with a single interstate gas transporter, Northern Natural, to transport gas. Any material breach by any one of these parties of their respective obligations to either Partnership could affect the ability of the applicable Partnership to make payments under its First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of a Partnership to make payments to Funding with respect to such Partnership's First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. If a project agreement were to be terminated due to a breach of such project agreement, the affected Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

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

PURPA

    PURPA and the regulations promulgated thereunder by FERC provide an electric generating facility with rate and regulatory incentives if the facility is a QF. Under PURPA, a topping-cycle cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year (and the first 12 months of operation) which constitutes at least five percent of its total energy output and which is used for industrial, commercial, heating or cooling purposes, (ii) during any calendar year (and the first 12 months of operation) the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5 percent of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15 percent of the facility's total energy output, such sum equals or exceeds 45 percent of such total energy input and (iii) the facility is not owned by a person primarily engaged in the generation or sale of electric energy (other than from QFs, other types of exempt facilities and power marketers) or more than 50 percent owned by an electric utility, electric utility holding company, or a wholly or partially owned subsidiary of an electric utility or an electric utility holding company. PURPA and the regulations promulgated thereunder exempt QFs from PUHCA, most provisions of the FPA and certain state laws relating to rates, and the financial and organizational regulation of electric utilities.

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

ENVIRONMENTAL MATTERS

    The construction and operation of power projects are subject to extensive environmental protection and land use regulation in the United States. Those regulations applicable to the Partnerships primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and the Facilities are not grandfathered, extensive modifications to power project technologies and the Facilities could be required.

    Although a number of major environmental statutes are scheduled for reauthorization, the Partnerships expect that environmental regulations will continue to become more stringent as environmental regulations previously passed become implemented. Accordingly, the Partnerships plan to continue a strong emphasis on implementation of environmental standards and procedures at the Facilities to minimize the environmental impact of energy generation.

    CLEAN AIR ACT. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. The Facilities perform at levels better than federal performance standards mandated for such facilities under the Clean Air Act. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

    The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO(2)") "allowance." All non-exempt facilities over 25 megawatts that emit SO(2), including independent power plants, must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO(2). The Facilities have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts.

    The 1990 Amendments also require states to impose annual operating permit fees. Such fees are not expected to significantly increase the costs at the Facilities.

    The 1990 Amendments also contain other provisions that could affect the Facilities. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the Facilities should uniformly meet or exceed RACT for those pollutants.

    The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because the Facilities were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to the Partnerships under the 1990 Amendments at the Facilities is expected to be minimal. The costs of applying for and obtaining operating air permits are not anticipated to be significant.

    The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as the Facilities. Three studies of the emissions from such facilities are, however, in progress. Until all of these studies are completed and Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to the Facilities and other electric steam generating facilities, will remain uncertain.

    In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If the Facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology.

    In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern states, has recommended additional NO(x) emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1998, the EPA adopted regulations requiring revisions to state implementation plans ("SIPs"). These regulations implement some of the OTAG's recommendations and go beyond some of the OTAG's recommendations for reductions in NO(x) emissions. The Facilities are not expected to be subject to these regulations.

    The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act, enhancing administrative civil penalties, and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including the Facilities, more stringent.

    The Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S., committing to significant reductions in greenhouse gas emissions. The U.S. Senate must ratify the agreement for the protocol to take effect. The Clinton Administration has proposed a package of legislative and administrative policies to curb greenhouse gases, none of which are affected by the need for Senate ratification. Management believes that none of these policies will have a material effect on the results of operations or financial position of the Partnerships. Future initiatives on this issue and the effects on the Partnerships are unknown at this time.

    CLEAN WATER ACT. The Facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the Facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. The Facilities have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, the Partnerships do not anticipate more stringent monitoring requirements for the Facilities.

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

    EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT. In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. If oil is burned at all, the Facilities will be required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels for the 1998 reporting year. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community.

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

EMPLOYEES

    Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership and each General Partner has a management services agreement which provides for Cogentrix Energy to perform management services for each Partnership and each General Partner. See Part III,
Item 13 - "Certain Relationships and Related Transactions". In addition, each of the Cottage Grove and Whitewater Facilities has been operated to date by Westinghouse Services pursuant to the O&M Agreements. Cogentrix Energy has recently caused each Partnership to exercise its option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. The O&M Agreements will be replaced with similar agreements executed with indirect subsidiaries of Cogentrix Energy. See Part I, Item 1 - "Operations and Maintenance".

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

    Funding was organized on June 23, 1995, and the Partnerships were formed on December 14, 1993. Since their formation in 1993 through September 18, 1997 and October 1, 1997 for Whitewater and Cottage Grove, respectively, the Partnerships were developing and constructing their respective Facilities and had recognized no operating revenues or expenses.

STATEMENT OF INCOME DATA (dollars in thousands):

                                  FOR THE YEAR ENDED
                     --------------------------------------------    -------------------
                                                                     FOR THE PERIOD FROM
                                                                       JUNE 23, 1995
                     DECEMBER 31,     DECEMBER 31,   DECEMBER 31,      (INCEPTION) TO
                         1998             1997          1996         DECEMBER 31, 1995
                     ------------     ------------   ------------    -------------------
FUNDING:
Interest income         $25,886        $25,886        $25,886            $12,943
Interest expense         25,886         25,886         25,886             12,943
                        -------        -------        -------            -------
Net income              $  --          $  --          $  --              $  --
                        =======        =======        =======            =======

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
                                            1998               1997              1996               1995              1994
                                        --------------    ---------------    --------------     --------------    --------------
COTTAGE GROVE:
   Operating revenues                      $44,800           $10,738              N/A                N/A               N/A
   Operating expenses                       25,063             5,851              N/A                N/A               N/A
   Operating income                         19,737             4,887              N/A                N/A               N/A
   Gain on sales-type capital lease              -            87,056              N/A                N/A               N/A
   Interest expense, net                    11,246             2,725              N/A                N/A               N/A
   Net income                                8,491            89,218              N/A                N/A               N/A

WHITEWATER:
   Operating revenues                      $51,326           $13,348              N/A                N/A               N/A
   Operating expenses                       29,320             7,747              N/A                N/A               N/A
   Operating income                         22,006             5,601              N/A                N/A               N/A
   Gain on sales-type capital lease              -            97,042              N/A                N/A               N/A
   Interest expense, net                    13,096             3,641              N/A                N/A               N/A
   Net income                                8,910            99,002              N/A                N/A               N/A

BALANCE SHEET DATA (dollars in thousands):


                                                       DECEMBER 31,
                                  --------------------------------------------------------
                                     1998        1997          1996         1995      1994
                                  --------     --------     --------     --------    -----
FUNDING:
      Current assets              $      1     $      1     $      1     $      1     N/A
      Total assets                 332,001      332,001      332,001      332,001     N/A
      Current liabilities             --           --           --           --       N/A
      Total long-term debt         332,000      332,000      332,000      332,000     N/A
      Stockholders' equity               1            1            1            1     N/A

COTTAGE GROVE:
      Current assets              $    918     $ 18,791     $    103     $     68     $1
      Restricted cash                7,827       11,475       28,108      111,304      --
      Net investment in lease      235,566      234,034         --           --        --
      Construction in process         --           --        125,597       42,720      --
      Total assets                 265,012      270,818      160,583      160,951      1
      Current liabilities            7,808        8,432        5,582        5,950      --
      Total long-term debt         155,000      155,000      155,000      155,000      --
      Partners' capital            102,204      107,386            1            1      1

WHITEWATER:
      Current assets              $  9,514     $ 17,402     $    102     $     72     $1
      Restricted cash                6,289       13,752       34,415      126,688      --
      Net investment in lease      263,048      262,072         --           --        --
      Construction in process         --           --        149,232       49,531      --
      Total assets                 300,265      308,115      190,618      183,251      1
      Current liabilities            9,150       11,556       13,617        6,250      --
      Total long-term debt         177,000      177,000      177,000      177,000      --
      Partners' capital            114,115      119,559            1            1      1

PART II/ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

GENERAL

    The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements described in
Part I/Item 1 - "Sale of Capacity and Electricity" meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases". Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of the respective Power Purchase Agreement terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the utility and to a lesser extent the level of thermal energy required by the steam hosts.

RESULTS OF OPERATIONS - 1998

Whitewater

    The Whitewater Power Purchase Agreement term commenced September 18, 1997. Prior to September 18, 1997, Whitewater recognized no revenues or expenses.

    Revenues for the year ended December 31, 1998 were approximately $51.3 million as compared to $13.3 million for the year ended December 31, 1997. The increase is attributable to the Whitewater Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only approximately 3 months in the year ended December 31, 1997. Revenues at December 31, 1998 and 1997 consisted primarily of lease revenue of approximately $23.4 million and $6.6 million respectively, and service revenue of approximately $25.0 million and $5.9 million, respectively.

    Operating expenses were approximately $29.3 million for the year ended December 31, 1998 as compared to approximately $7.7 million for the year ended December 31, 1997 . The increase is attributable to the Whitewater Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only approximately 3 months in the year ended December 31, 1997. Operating expenses at December 31, 1998 and 1997 consisted primarily of cost of services related to operating the Facility of approximately $27.5 million and $6.9 million, respectively. Operating expenses also included approximately $1.8 million and $0.8 million of expenses related to operating the Greenhouse for the years ended December 31, 1998 and 1997, respectively.

    Whitewater recognized a gain on sales-type capital lease described above of approximately $97.0 million during the year ended December 31, 1997. This gain represented the difference between the estimated fair market value of the Facility of approximately $261.7 million and the historical cost of the Facility of approximately $164.7 million.

    Interest expense of approximately $14.1 million for the year ended December 31, 1998 and $4.0 million for the year ended December 31, 1997, consisted primarily of interest expense on the First Mortgage Bonds. The increase in interest expense between years is attributable to the Partnership recognizing a full year of interest expense on the bonds for the year ended December 31, 1998 as compared to only approximately 3 months in the year ended December 31, 1997. Interest incurred prior to the commercial operations date, which included the construction phase of the Whitewater Facility, and amortization of deferred financing costs were capitalized as part of construction in process.

    Interest income increased to approximately $1.0 million for the year ended December 31, 1998 as compared to $0.4 million for the year ended December 31, 1997. The increase is attributable to the Partnership recognizing a full year of interest income on short-term investments for the year ended December 31, 1998 as compared to only approximately 3 months in the year ended December 31, 1997. Interest income earned during the construction phase of the Whitewater Facility and prior to the commercial operations date was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.

Cottage Grove

    The Cottage Grove Power Purchase Agreement term commenced October 1, 1997. Prior to October 1, 1997, Cottage Grove recognized no revenues or expenses.

    Revenues for the year ended December 31, 1998 were approximately $44.8 million as compared to $10.7 million for the year ended December 31, 1997. The increase is attributable to the Cottage Grove Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only 3 months in the year ended December 31, 1997. Revenues in 1998 and 1997 consisted primarily of lease revenue of approximately $21.1 million and $5.3 million respectively, and service revenue of approximately $19.7 million and $4.9 million, respectively.

    Operating expenses of approximately $25.1 million for the year ended December 31, 1998 and $5.9 million for the year ended December 31, 1997 consisted of cost of services related to operating the Facility. The increase in operating expenses is attributable to the Cottage Grove Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only 3 months in the year ended December 31, 1997.

    Cottage Grove recognized a gain on sales-type capital lease described above of approximately $87.1 million during the year ended December 31, 1997. This gain represented the difference between the estimated fair market value of the Facility of approximately $233.6 million and the historical cost of the Facility of approximately $146.5 million.

    Interest expense of approximately $12.3 million for the year ended December 31, 1998 and $3.1 million for the year ended December 31, 1997, consisted primarily of interest expense on the First Mortgage Bonds. The increase in interest expense between years is attributable to the Partnership recognizing a full year of interest expense on the bonds for the year ended December 31, 1998 as compared to only 3 months in the year ended December 31, 1997. Interest incurred prior to the commercial operations date, which included the construction phase of the Cottage Grove Facility, and amortization of deferred financing costs were capitalized as part of construction in process.

    Interest income increased to approximately $1.1 million for the year ended December 31, 1998 as compared to $0.4 million for the year ended December 31, 1997. The increase is attributable to the Partnership recognizing a full year of interest income on short-term investments for the year ended December 31, 1998 as compared to only approximately 3 months in the year ended December 31, 1997. Interest income earned during the construction phase of the Cottage Grove Facility and prior to the commercial operations date was netted against construction in process. The trust indenture restricts the investment of available funds to high quality, short-term financial investments.

FACILITY CONSTRUCTION

Cottage Grove

    The Partnership has a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Facility to specified performance levels by May 31, 1997 and was required under the contract to reimburse the Partnership for extension fees paid under the Cottage Grove Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively, to Cottage Grove. The Partnership recorded a receivable from Westinghouse Electric of $3,012,000 at December 31, 1997, which was comprised of reimbursable extension fees of $267,000 and delay liquidated damages of $2,745,000. This receivable was collected during the year ended December 31, 1998. The construction and start-up of the Cottage Grove Facility were substantially complete and commercial operations commenced on October 1, 1997.

    Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operations. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of

December 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

Whitewater

    The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Facility to specified performance levels by May 31, 1997 and was required under the contract to reimburse the Partnership for extension fees paid under the Whitewater Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively, to Whitewater. The Partnership recorded a receivable from Westinghouse Electric of $2,195,000 at December 31, 1997, which was comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000. This receivable was collected during the year ended December 31, 1998. The construction and start-up of the Whitewater Facility were substantially complete and commercial operations commenced on September 18, 1997.

    Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operations. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

LIQUIDITY AND CAPITAL RESOURCES

Whitewater

    The principal components of operating cash flow for the year ended December 31, 1998 were net income of $8.9 million and a $0.7 million adjustment for depreciation and amortization of debt issuance and financing costs, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.0 million and a net $1.1 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $7.5 million and $7.5 million of escrow funds released, as well as a portion of the cash on hand at the beginning of the period of $6.6 million, was primarily used to make partner distributions of $14.4 million, purchase property, plant and equipment of $0.3 million and lend $6.9 million to an affiliate.

    The principal components of operating cash flow for the period ended December 31, 1997 were net income of $99.0 million and a $0.2 million adjustment for depreciation and amortization of debt issuance and financing costs, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.3 million, a gain of $97.0 million on sales-type capital lease, and a net of $3.9 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow in operating activities of $2.0 million was funded with net proceeds of $0.9 million from the sale of land and a net $42.6 million of investments drawn by the Partnership. Payments of $33.8 million on construction in process were funded with the excess cash provided from the investment draws.

Cottage Grove

    The principal components of operating cash flow for the year ended December 31, 1998 were net income of $8.5 million, a $0.3 million adjustment for amortization of debt issuance and financing costs and a net $0.9 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.5 million. Cash flow provided by operating activities of $8.2 million and a release of escrow funds of $3.6 million, as well as a portion of the cash on hand at the beginning of the period of $7.9 million, was primarily used to make partner distributions of $13.7 million and lend $6.0 million to an affiliate.

    The principal components of operating cash flow for the period ended December 31, 1997 were net income of $89.2 million and a $0.1 million adjustment for amortization of debt issuance and financing costs, partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.4 million, a gain of $87.1 million on sales-type capital lease, and a net $4.3 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow used in operating activities of $2.5 million was funded with net proceeds of $36.0 million of investments drawn by the Partnership. Payments of $24.7 million on construction in process were funded with the excess cash provided from the investment draws.

    The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, each Partnership received equity contributions from each of TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of each Partnership's First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to such Partnership were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of its Facility (ii) pay interest on each Partnership's First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents. During the year ended December 31, 1998, the Partnerships transferred the cash held in the debt service reserve fund to an affiliate of one of the limited partners, Cogentrix Energy, Inc. The required funds, currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of Cogentrix Energy, Inc.

    As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the Construction Contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At December 31, 1998 and 1997, the balances of the Contingency Fund accounts were $1,433,000 and $1,426,000, respectively for Cottage Grove and $345,000 and $339,000, respectively for Whitewater.

    In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Effective October 31, 1997, a $500,000 letter of credit was issued under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

    In order to provide for the Partnerships' working capital needs, each Partnership has also entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At December 31, 1998, no loans were outstanding under the working capital facilities.

    The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the substantial majority of the revenues of each of the Partnerships. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy that it requests from the related Partnership. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the Securities and Exchange Commission (the "Commission").

    The Power Purchase Agreements are dispatchable contracts that provide the utilities with the ability to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnership will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor, which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

    Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each partnership's obligations as they come due, pay 1999 project debt service and make required contributions to project reserve accounts.

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

YEAR 2000 COMPLIANCE

    The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes such date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The Partnerships initiated assessments in 1998 to identify the issues required to be resolved to assure business critical systems successfully operate upon and beyond the turn of the century. The assessments include reviewing information technology and systems utilizing embedded technology. Plans for achieving Year 2000 compliance were finalized during 1998 and remediation work is underway. The Partnerships have identified the following systems and applications on which to focus its efforts to ensure Year 2000 compliance:

    --  corporate applications, which include core business systems;
    -- embedded technology systems, which include the plants operating and control systems and
    --  business partner and vendor systems.

Non-compliance in the embedded technology systems or business partner and vendor systems could result in temporary shutdown of the facilities, and potential equipment damage.

    Replacement of the core financial systems, which include corporate applications such as purchasing, accounts payable and general ledger, with Year 2000 compliant client-server software is virtually complete. The Partnerships expect to complete the updating of their human resources and internal payroll systems by June 30, 1999. The Partnerships do not expect any disruptions in corporate applications as a result of the Year 2000 issue.

    Investigation, analysis, remediation and contingency planning for embedded technology such as plant operating control systems, telecommunications and facilities-based equipment at the facilities has been completed. The investigation and analysis have identified no significant Year 2000 issues. For those insignificant issues that have been identified as non-compliant, the Partnerships have established a remediation plan to address the areas of non-compliance. The remediation of these systems is expected to be completed by June 30, 1999.

    The Partnerships are communicating with critical suppliers, vendors, joint venture partners and major customers verbally, in writing and through other representations made by the organizations to assess their compliance efforts and the Partnerships' exposure resulting from Year 2000 issues. Of major concern are the fuel suppliers and transporters, and the electric and steam customers. The Partnerships produce revenue by selling the power produced to major utilities. The Partnerships depend on fuel suppliers and transporters to deliver fuel to power the generating facilities. The Partnerships also rely on transmission and distribution facilities to deliver power to the electric and steam customers. At this time, based on the Partnerships' review of responses they have received, the Partnerships do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. However, an incomplete or incorrect assessment of the Year 2000 issues by the suppliers and transporters, transmission and distribution facilities, as well as the utility customers, could adversely effect the Partnerships' financial results and operations.

    The Partnerships have developed contingency plans for the critical systems. The Partnerships developed these plans to address the most likely worst case scenario, the inability of the plants to produce and distribute power. The contingency plans include turning back the date on all date critical systems at the plant to ensure the continuous operation of the generating facilities. These plans have been tested and appear to be adequate.

    The Partnerships expect that the business critical systems will be Year 2000 compliant by June 30, 1999, and do not anticipate costs associated with the Year 2000 issue to have a material impact on the results of operations or financial position. Currently, the Partnerships have not entered into any material contracts with external contractors to complete the Year 2000 compliance projects. Cogentrix Energy has dedicated two headquarters level employees to oversee, develop and test systems to ensure Year 2000 readiness, including Year 2000 readiness at the Cottage Grove and Whitewater Facilities. Managers at each plant location are also responsible for various components of the Year 2000 testing. Despite management's current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionality or that the Partnerships will not ultimately incur significant unplanned costs to avoid such interruptions or limitations.

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

          NAME                            AGE    OFFICER POSITION
          ----------------------------    ---    -------------------------------

          Mark F. Miller (Director)       44     Managing Director
          James R. Pagano (Director)      39     Managing Director and Treasurer
          James E. Lewis                  35     Vice President
          Dennis W. Alexander             52     Vice President and Secretary
          Richard L. Taiano (Director)    32     --

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

    James R. Pagano has been Group Senior Vice President - Development, Mergers & Acquisitions since February 1999. From May 1997 until then he was Group Senior Vice President - Chief Financial Officer of Cogentrix Energy, prior to which he was Senior Vice President - Project Finance since February 1995 and Vice President - Project Finance since Cogentrix Energy's formation. Previously, Mr. Pagano was Vice President - Project Finance of Cogentrix, Inc. since July 1993, Vice President - Legal and Finance from July 1992 to July 1993, and from January 1992 to July 1992, Mr. Pagano was Vice President and Assistant General Counsel of Cogentrix, Inc. Prior to joining Cogentrix, Inc. he was Vice President of The Deerpath Group, Inc., a financial advisory firm. From 1987 to 1990, Mr. Pagano was an associate with the law firm of Simpson Thacher & Bartlett.

    James E. Lewis has been a Director of Cogentrix Energy since 1998, and was appointed Vice Chairman in March 1999. Prior to 1999, Mr. Lewis was Executive Vice President of Cogentrix Energy since November 1992. From 1991 to 1992, he was Senior Vice President of Operations responsible for the daily operations of Cogentrix Energy's facilities. From 1989 to 1991, Mr. Lewis was Vice President - Utility Operations. Mr. Lewis joined Cogentrix Energy in 1986. Mr. Lewis beneficially owns 45,120, or 16%, of the issued and outstanding shares of Cogentrix Energy.

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

          NAME                            AGE    OFFICER POSITION
          ----------------------------    ---    -------------------------------

          Mark F. Miller (Director)        44    Managing Director
          James R. Pagano (Director)       39    Managing Director and Treasurer
          Dennis W. Alexander              52    Vice President and Secretary
          Peter H. Sorensen (Director)     38    --

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

TITLE OF CLASS                   NAME AND ADDRESS OF BENEFICIAL OWNER    NATURE OF OWNERSHIP   PERCENTAGE INTEREST
----------------------------     ------------------------------------    -------------------   -------------------
General Partnership Interest     LSP-Cottage Grove, Inc.                 General Partner               1.00%
Limited Partnership Interest     Cogentrix Cottage Grove, LLC            Limited Partner              72.22
Limited Partnership Interest     TPC Cottage Grove, Inc.                 Limited Partner              26.78
                                                                                                      -----
                                                                                                     100.00%
                                                                                                     ======

    The following information is given with respect to the partnership interests in LSP-Whitewater Limited Partnership held by persons who are beneficial owners of more than 5% of such interests.

TITLE OF CLASS                  NAME AND ADDRESS OF BENEFICIAL OWNER    NATURE OF OWNERSHIP   PERCENTAGE INTEREST
----------------------------    ------------------------------------    -------------------   -------------------
General Partnership Interest    LSP-Whitewater I, Inc.                  General Partner               1.00%
Limited Partnership Interest    Cogentrix Whitewater, LLC               Limited Partner              73.17
Limited Partnership Interest    TPC Whitewater, Inc.                    Limited Partner              25.83
                                                                                                     -----
                                                                                                    100.00%
                                                                                                    ======

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

    The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding.

TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER   NATURE OF OWNERSHIP   PERCENTAGE INTEREST
--------------    ------------------------------------   -------------------   -------------------
Common Stock      LSP-Cottage Grove, L.P.                50 shares                     50.00%
Common Stock      LSP-Whitewater Limited Partnership     50 shares                     50.00%
                                                                                       -----
                                                                                      100.00%
                                                                                      ======

PART III/ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each Partnership believes that, taking into consideration all of their terms and conditions, the transactions with the related parties described below were at least as favorable to it as those which could have been obtained from unrelated parties in arms-length transactions.

    COGENTRIX ENERGY. LS Power was the developer of the Facilities and until March 1998 (See Part I/Item 1. Business, Organization - Change in Control) provided certain management services to each Partnership and each General Partner pursuant to the MSA's. Since March 20, 1998, Cogentrix Energy has provided certain management services to each Partnership pursuant to the MSAs. Under the MSAs, Cogentrix Energy manages the business affairs of each Partnership and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership currently pays Cogentrix Energy as compensation for its services a monthly management fee of approximately $54,000 which fees escalate annually pursuant to a rate of change in a consumer-price related index. Cogentrix Energy is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to Cogentrix Energy under the MSAs are designated as operating expenses under the depository agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the year ended December 31, 1998 Cogentrix Energy received payments pursuant to the MSAs of approximately $970,000 in the aggregate.

    The Partnerships each maintain a debt service reserve fund as required by certain financing documents. During the year ended December 31, 1998, the Partnerships transferred the cash held in the debt service reserve funds to Cogentrix Energy. The required funds, currently equal to $6,043,000 and $6,900,000 for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by irrevocable letters of credit.

    FLORICULTURE. FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and is an indirect, wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1. Business, Organization - Change in Control). Whitewater and FloriCulture entered into the Greenhouse Operational Services Agreement in 1997, whereby FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and receives an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the year ended December 31, 1998, FloriCulture earned a management fee pursuant to the Greenhouse Operational Services Agreement of approximately $26,000.

    LSP-COTTAGE GROVE, INC. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to the MSA with Cogentrix Energy.

    LSP-WHITEWATER I, INC. LSP-Whitewater I, Inc. is the general partner of Whitewater and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to the MSA with Cogentrix Energy.

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

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:/s/ Mark F. Miller
   ---------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    Managing Director and Director
------------------------------
Mark F. Miller

/s/ James R. Pagano                   Managing Director, Treasurer
------------------------------        and Director (Principal Financial Officer)
James R. Pagano

/s/ Dennis W. Alexander               Vice President and Secretary
------------------------------
Dennis W. Alexander

/s/ Thomas F. Schwartz                Assistant Treasurer
------------------------------        (Principal Accounting Officer)
Thomas F. Schwartz

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:      LSP-Cottage Grove, Inc.
Its:     General Partner

By:/s/ Mark F. Miller
   ---------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    Managing Director and Director
------------------------------
Mark F. Miller

/s/ James R. Pagano                   Managing Director, Treasurer
------------------------------        and Director (Principal Financial Officer)
James R. Pagano

/s/ Dennis W. Alexander               Vice President and Secretary
------------------------------
Dennis W. Alexander

/s/ Thomas F. Schwartz                Assistant Treasurer
------------------------------        (Principal Accounting Officer)
Thomas F. Schwartz

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-Whitewater Limited Partnership

By:      LSP-Whitewater I, Inc.
Its:     General Partner

By:/s/ Mark F. Miller
   ---------------------------
   Name:  Mark F. Miller
   Title:  Managing Director
   Date:  March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    Managing Director and Director
------------------------------
Mark F. Miller

/s/ James R. Pagano                   Managing Director, Treasurer
------------------------------        and Director (Principal Financial Officer)
James R. Pagano

/s/ Dennis W. Alexander               Vice President and Secretary
------------------------------
Dennis W. Alexander

/s/ Thomas F. Schwartz                Assistant Treasurer
------------------------------        (Principal Accounting Officer)
Thomas F. Schwartz

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                            FINANCIAL STATEMENT INDEX


                                                                                                                    Page
                                                                                                                    ----
LS POWER FUNDING CORPORATION
      Reports of Independent Public Accountants                                                                      F-2
      Balance Sheets as of December 31, 1998 and 1997                                                                F-4
      Statements of Income for the Years Ended December 31, 1998, 1997 and 1996                                      F-5
      Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996             F-6
      Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                                  F-7
      Notes to Financial Statements                                                                                  F-8

LSP-COTTAGE GROVE, L.P.
      Reports of Independent Public Accountants                                                                     F-11
      Balance Sheets as of December 31, 1998 and 1997                                                               F-13
      Statements of Income for the Years Ended December 31, 1998, 1997 and 1996                                     F-14
      Statements of Changes in Partners' Capital for the Years Ended December 31, 1998, 1997 and 1996               F-15
      Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                                 F-16
      Notes to Financial Statements                                                                                 F-17

LSP-WHITEWATER LIMITED PARTNERSHIP
      Reports of Independent Public Accountants                                                                     F-25
      Balance Sheets as of December 31, 1998 and 1997                                                               F-27
      Statements of Income for the Years Ended December 31, 1998, 1997 and 1996                                     F-28
      Statements of Changes in Partners' Capital for the Years Ended December 31, 1998, 1997 and 1996               F-29
      Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                                 F-30
      Notes to Financial Statements                                                                                 F-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LS Power Funding Corporation:

    We have audited the accompanying balance sheets of LS Power Funding Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 26, 1999.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LS Power Funding Corporation:

    We have audited the balance sheet of LS Power Funding Corporation as of December 31, 1996 (not presented separately herein) and the related statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from inception (June 23, 1995) to December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                             (dollars in thousands)


                       ASSETS                                       1998           1997
                                                                  --------       --------
CURRENT ASSET:
     Cash and cash equivalents                                    $      1       $      1

INVESTMENT IN FIRST MORTGAGE BONDS                                 332,000        332,000
                                                                  --------       --------

     Total assets                                                 $332,001       $332,001
                                                                  ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY:
     Senior secured bonds payable                                 $332,000       $332,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                            --             --
     Additional paid-in capital                                          1              1
                                                                  --------       --------

      Total stockholders' equity                                         1              1
                                                                  --------       --------

      Total liabilities and stockholders' equity                  $332,001       $332,001
                                                                  ========       ========


            The accompanying notes to the financial statements are an
                     integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                         1998          1997           1996
                       -------       -------       -------
Interest income        $25,886       $25,886       $25,886

Interest expense        25,886        25,886        25,886
                       -------       -------       -------
Net income             $  --         $  --         $  --
                       =======       =======       =======


             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)


                                                               Total
                               Common      Additional       Stockholders'
                                Stock    Paid-in Capital       Equity
                              ---------  ---------------    -------------
Balance, December 31, 1998,
  1997 and 1996               $   --        $       1         $       1
                              ---------     ---------         ---------

             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)


                                              1998       1997      1996
                                             -------   -------   -------
CASH PROVIDED BY OPERATING ACTIVITIES        $  --     $  --     $  --
                                             -------   -------   -------

CASH PROVIDED BY INVESTING ACTIVITIES           --        --        --
                                             -------   -------   -------

CASH PROVIDED BY FINANCING ACTIVITIES           --        --        --
                                             -------   -------   -------

NET INCREASE(DECREASE) IN CASH                  --        --        --
CASH, beginning of year                            1         1         1
                                             -------   -------   -------
CASH, end of year
                                             $     1   $     1   $     1
                                             =======   =======   =======

             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

    LS Power Funding Corporation ("Funding") was established on June 23, 1995 as a special purpose funding corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P.("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENTS OF CASH FLOWS

    For purposes of reporting cash flows, cash includes short-term investments with original maturities of three months or less.

INCOME TAXES

    Funding does not record a tax provision as it has no reportable book or taxable income, and there is no difference between Funding's book bases and tax bases of its existing assets and liabilities. Due to the nature of Funding's structure as a single purpose funding corporation, Funding is not expected to produce book or taxable income in future periods.

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

3.  INVESTMENT IN FIRST MORTGAGE BONDS

    Investment in First Mortgage Bonds consists of the following at December 31, 1998 and 1997 (dollars in thousands):

        7.19% Cottage Grove First Mortgage Bonds
          Due June 30, 2010                                           $49,278

        8.08% Cottage Grove First Mortgage Bonds
          Due December 30, 2016                                       105,722

        7.19% Whitewater First Mortgage Bonds
          Due June 30, 2010                                            56,273

        8.08% Whitewater First Mortgage Bonds
          Due December 30, 2016                                       120,727
                                                                     --------
                                                                     $332,000
                                                                     ========

    The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value of Funding's investment in the First Mortgage Bonds at December 31, 1998 and 1997 was approximately $31,281,000 and $30,375,000 higher than the historical carrying value of $332,000,000, respectively.

    The following are summarized balance sheets and statements of income of Cottage Grove and Whitewater as of and for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                                                 COTTAGE GROVE                   WHITEWATER
                                                            ------------------------      ------------------------
                                                              1998           1997            1998          1997
                                                            ---------     ----------      ---------      ---------
         BALANCE SHEETS:
            Current assets                                  $  17,147      $  30,266      $  15,803      $  31,154
            Net investment in lease                           235,566        234,034        263,048        262,072
            Greenhouse facility, net                             --             --            8,172          8,281
            Other non-current assets                           12,299          6,518         13,242          6,608
                                                            ---------      ---------      ---------      ---------
                Total Assets                                $ 265,012      $ 270,818      $ 300,265      $ 308,115
                                                            =========      =========      =========      =========

            Current liabilities                             $   7,808      $   8,432      $   9,150      $  11,556
            First Mortgage Bonds payable                      155,000        155,000        177,000        177,000
            Partners' capital                                 102,204        107,386        114,115        119,559
                                                            ---------      ---------      ---------      ---------
                Total Liabilities and Partners' Capital     $ 265,012      $ 270,818      $ 300,265      $ 308,115
                                                            =========      =========      =========      =========


         STATEMENTS OF INCOME:
            Operating revenues                              $  44,800      $  10,738      $  51,326      $  13,348
            Operating expenses                                 25,063          5,851         29,320          7,747
                                                            ---------      ---------      ---------      ---------
            Operating income                                   19,737          4,887         22,006          5,601
                                                            ---------      ---------      ---------      ---------

            Gain on sales-type capital lease                     --           87,056           --           97,042
            Interest expense, net                             (11,246)        (2,725)       (13,096)        (3,641)
                                                            ---------      ---------      ---------      ---------
                Net Income                                  $   8,491      $  89,218      $   8,910      $  99,002
                                                            =========      =========      =========      =========

4.  SENIOR SECURED BONDS PAYABLE

    Senior Secured Bonds Payable consists of the following at December 31, 1998 and 1997 (dollars in thousands):

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

    Collective future maturities of the Senior Secured Bonds as of December 31, 1998 are as follows (dollars in thousands):


                       1999                        $      -
                       2000                           2,323
                       2001                           3,314
                       2002                           4,559
                       2003                           5,869
                       Thereafter                   315,935
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

    The trust indenture for the Senior Secured Bonds contains certain covenants including, among others, limitations or restrictions relating to the use of the proceeds of the Senior Secured Bonds, actions with respect to the First Mortgage Bonds, and additional debt other than the Senior Secured Bonds. The trust indenture also describes events of default of the Senior Secured Bonds, which include, among others, events involving bankruptcy of Funding and the failure of Cottage Grove and Whitewater to own 100 percent of the capital stock of Funding.

    The fair value of Funding's Senior Secured Bonds at December 31, 1998 and 1997 was approximately $31,281,000 and $30,375,000 higher than the historical carrying value of $332,000,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
LSP-Cottage Grove, L.P.:

    We have audited the accompanying balance sheets of LSP-Cottage Grove, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 26, 1999.

                          INDEPENDENT AUDITORS' REPORT


The Partners
LSP-Cottage Grove, L.P.:

    We have audited the balance sheet of LSP-Cottage Grove, L.P. as of December 31, 1996 (not presented separately herein), and the related statements of income, changes in partners' capital and cash flows for the year ended December 31, 1996 and the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                            LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                             (dollars in thousands)



                                ASSETS                     1998           1997
                                                         --------      ---------
CURRENT ASSETS:
     Cash and cash equivalents                           $    918      $  8,816
     Restricted cash                                        7,827        11,475
     Accounts receivable - trade                            4,560         4,598
     Accounts receivable - other                            1,227         3,012
     Fuel inventories                                       1,448         1,869
     Fuel held for resale                                     401          --
     Spare parts inventories                                  486           443
     Other current assets                                     280            53
                                                         --------      --------
        Total current assets                               17,147        30,266

NET INVESTMENT IN LEASE (Notes 3 and 6)                   235,566       234,034

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $867 in 1998 and
     $605 in 1997                                           6,255         6,517

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                     6,043          --

INVESTMENT IN UNCONSOLIDATED AFFILIATE                          1             1
                                                         --------      --------

        Total assets                                     $265,012      $270,818
                                                         ========      ========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                    $  7,565      $  8,360
     Accrued expenses                                         243            72
                                                         --------      --------
        Total current liabilities                           7,808         8,432

FIRST MORTGAGE BONDS PAYABLE                              155,000       155,000
                                                         --------      --------
        Total liabilities                                 162,808       163,432

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' CAPITAL:                                        102,204       107,386
                                                         --------      --------

        Total liabilities and partners' capital          $265,012      $270,818
                                                         ========      ========



             The accompanying notes to the financial statements are
                   an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)




                                             1998           1997         1996
                                           --------       --------       ----
OPERATING REVENUES:
    Lease revenue                          $ 21,140       $  5,265       $--
    Service revenue                          19,653          4,879        --
    Other                                     4,007            594        --
                                           --------       --------       ---
                                             44,800         10,738        --

OPERATING EXPENSES:
     Cost of services                        25,063          5,851        --
                                           --------       --------       ---

OPERATING INCOME                             19,737          4,887        --

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease          --           87,056        --
     Interest expense                       (12,348)        (3,087)       --
     Interest income                          1,102            362        --
                                           --------       --------       ---


Net income                                 $  8,491       $ 89,218       $--
                                           ========       ========       ===



             The accompanying notes to the financial statements are
                     an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)



                                                LIMITED PARTNERS                    GENERAL PARTNER           TOTAL
                                ------------------------------------------------    ---------------         ---------
                                TPC Cottage   Granite Power    Cogentrix Cottage      LSP-Cottage
                                Grove, Inc.   Partners, L.P.   Grove, LLC             Grove, Inc.
                                -----------   --------------   -----------------      -----------
Balance, December 31, 1996      $   --         $      1             $   --                $--               $       1

Capital contributions             18,167           --                   --                 --                  18,167

Net income                        23,893         64,433                 --                  892                89,218
                                --------       --------             --------              -----             ---------

Balance, December 31, 1997        42,060         64,434                 --                  892               107,386

Net income through
  March 20, 1998                     505          1,363                 --                   19                 1,887

Sale of 100% ownership
  interest, March 20, 1998          --          (65,797)              65,797               --                    --

Partner distributions             (1,541)          --                (12,078)               (54)              (13,673)

Net income from March 20, 1998
   through December 31, 1998       1,769           --                  4,769                 66                 6,604
                                --------       --------             --------              -----             ---------

Balance, December 31, 1998      $ 42,793       $   --               $ 58,488              $ 923             $ 102,204
                                ========       ========             ========              =====             =========




             The accompanying notes to the financial statements are
                     an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                                    1998           1997            1996
                                                                  --------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                     $  8,491       $  89,218       $   --
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Gain on sales-type capital lease                                --           (87,056)          --
      Amortization of unearned lease income                        (21,140)         (5,265)          --
      Minimum lease payments received                               19,608           4,866           --
      Amortization of debt issuance and financing costs                262              66           --
      (Increase) decrease in accounts receivable - trade                38          (4,598)          --
      Decrease in accounts receivable - other                        1,785            --             --
      (Increase) decrease in fuel inventories                           20          (1,648)          --
      Increase in spare parts inventories                              (43)           (134)          --
      Increase in other current assets                                (227)            (53)          --
      Increase (decrease) in accounts payable                         (795)          2,032           --
      Increase in accrued expenses                                     171              72           --
                                                                  --------       ---------       --------
   Net cash flows provided by (used in) operating activities         8,170          (2,500)          --
                                                                  --------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Payments on construction in process                             --           (24,771)       (87,157)
      Investments held by Trustee                                     --           (18,167)          --
      Investments drawn                                               --            35,984         87,358
      Decrease in restricted cash                                    3,648            --             --
                                                                  --------       ---------       --------
   Net cash flows provided by (used in) investing activities         3,648          (6,954)           201
                                                                  --------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Partner distributions                                        (13,673)           --             --
      Debt issuance and financing costs                               --              --             (153)
      Increase in note receivable from affiliate                    (6,043)           --             --
      Capital contributions                                           --            18,167           --
                                                                  --------       ---------       --------
   Net cash flows provided by (used in) financing activities       (19,716)         18,167           (153)
                                                                  --------       ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (7,898)          8,713             48
CASH AND CASH EQUIVALENTS, beginning of period                       8,816             103             55
                                                                  --------       ---------       --------
CASH AND CASH EQUIVALENTS, end of period                          $    918       $   8,816       $    103
                                                                  ========       =========       ========

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
   Decrease (increase) in total construction in process           $   --         $ 125,499       $(82,877)
   Construction in process sold in lease transaction                  --          (146,481)          --
   Amortization of debt issuance and financing costs                  --               191            239
   Interest income on investments held by Trustee                     --            (1,184)        (4,163)
   Increase in accounts receivable - other                            --            (3,012)          --
   Decrease (increase) in other current assets                        --              --               13
   Increase in fuel inventories                                       --              (221)          --
   Increase in spare parts inventories                                --              (309)          --
   Increase (decrease) in accounts payable                            --               746           (369)
                                                                  --------       ---------       --------
Payments on construction in process                               $   --         $ (24,771)      $(87,157)
                                                                  ========       =========       ========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the year                         $ 12,085       $  12,085       $ 12,085
                                                                  ========       =========       ========

             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF BUSINESS

    LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc., a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC, a limited liability company, ("Cogentrix"). Cogentrix and TPC Cottage Grove, Inc., a Delaware corporation ("TPC"), are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a Delaware corporation. See Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

    The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

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

2.  CHANGE IN CONTROL

    On March 6, 1998, the previous owners of the Partnership, LS Power Corporation and its wholly-owned subsidiary, Granite Power Partners, L.P. (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid America, Inc. (CMA) and Cogentrix (collectively, the "Purchasers") and Cogentrix Energy, which controls each of the Purchasers as wholly-owned indirect subsidiaries.

    On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of LSP Cottage Grove, Inc., and all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, Cogentrix , a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Cottage Grove, Inc., the 1% general partner of the Partnership, as well as a 72.22% limited partnership interest in the Partnership for a combined total ownership interest of 73.22% in the Partnership.

    On the same date that the wholly-owned indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power Corporation entered into an Assignment and Assumption Agreement, by the terms of which LS Power Corporation assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power Corporation under certain management services agreements between LS Power Corporation and each of LSP-Cottage Grove, Inc. and the Partnership.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

    The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market at December 31, 1998 and 1997. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

CONSTRUCTION IN PROCESS

    Prior to commercial operations, all costs incurred to develop and construct the Facility, including net costs associated with performance testing prior to the Commercial Operations Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

    In recording the Partnership's gain on sales-type capital lease, all construction in process costs were included in the historical cost basis of the Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense. As of December 31, 1998 and 1997, capitalized interest net of accumulated amortization and including amortization of debt issuance and financing costs was approximately $17,329,000 and $17,970,000, respectively.

NOTE RECEIVABLE FROM AFFILIATE

    At December 31, 1998, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

DEBT ISSUANCE AND FINANCING COSTS

    Debt issuance and other financing costs are deferred and amortized over the term of the related debt. Amortization of deferred financing costs was capitalized as part of construction in process prior to commercial operations, and is included in interest expense subsequent to commercial operations in the accompanying financial statements.

CURRENT LIABILITIES

    As of December 31, 1998 and 1997, $5,443,000 and $6,328,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

LEASE REVENUE

    Lease revenue represents the amortization of unearned income on the lease using the effective interest rate method as well as contingent rentals that result from changes in payment escalators occurring subsequent to the Commercial Operations Date. These contingent rentals are not expected to materially change the lease revenue recognized over the life of the Power Purchase Agreement.

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

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997.

    The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements, and has not determined the timing or method of adoption of SFAS No. 133.

    In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Partnership will adopt SOP No. 98-5 as of January 1, 1999. The Partnership has determined that SOP No. 98-5 will not have a material impact on its financial statements.

RECLASSIFICATIONS

      Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

4.  ACCOUNTS RECEIVABLE - OTHER

    Accounts receivable-other at December 31, 1998 represents amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for warranty expense reimbursements.

    Accounts receivable-other at December 31, 1997 represented amounts due from Westinghouse Electric for delay liquidated damages and extension fees due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Facility by May 31, 1997. Such liquidated damages and extension fees were capitalized as a reduction of construction in process. The damages and fees were collected during January, 1998.

5.  FUEL INVENTORIES

As of December 31, 1998 and 1997 fuel inventories consisted of the following (dollars in thousands):

                                                    DECEMBER 31,
                                          ---------------------------------
                                              1998                1997
                                          --------------    ---------------
                   Natural Gas              $   1,147          $   1,490
                   Fuel Oil                       301                379
                                            ---------          ---------
                                            $   1,448          $   1,869
                                            =========          =========

    Natural Gas is stated at weighted average cost and fuel oil is stated at cost based on the first-in first-out method.

6.  SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1998 and 1997, are as follows (dollars in thousands):

                                                          DECEMBER 31,
                                                ---------------------------------
                                                    1998                1997
                                                --------------    ---------------
               Gross Investment in Lease            $547,807            $567,415
               Unearned Income on Lease             (312,241)           (333,381)
                                                    --------            ---------
               Net Investment in Lease              $235,566            $234,034
                                                    ========            ========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1998, are as follows (dollars in thousands):


                          1999                      $  20,172
                          2000                         21,144
                          2001                         21,060
                          2002                         22,104
                          2003                         23,028
                          Thereafter                  440,304
                                                     --------

                          Total                      $547,812
                                                     ========

7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

    Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                                                             FOR THE YEAR ENDED
                                      ------------------------------------------------------------------
                                        DECEMBER 31,            DECEMBER 31,             DECEMBER 31,
                                           1998                    1997                     1996
                                      ----------------      -------------------      -------------------
              Interest income               $25,886               $25,886                  $25,886
              Interest expense               25,886                25,886                   25,886
                                            -------               -------                  -------
              Net income                    $  -                  $  -                     $  -
                                            =======               =======                  =======

BALANCE SHEET DATA:

                                                                          AS OF
                                                                      DECEMBER 31,
                                                                      1998 AND 1997
                                                                    -----------------
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
                                                                         ========

8.  FIRST MORTGAGE BONDS PAYABLE

    First Mortgage Bonds payable consists of the following at December 31, 1998 and 1997 (dollars in thousands):

                   7.19% First Mortgage Bonds
                     due June 30, 2010 ("2010 Bonds")       $ 49,278

                   8.08% First Mortgage Bonds
                     due December 30, 2016 ("2016 Bonds")    105,722
                                                            --------
                                                            $155,000
                                                            ========

    On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1998 are as follows (dollars in thousands):


                      1999                              $      -
                      2000                                 1,084
                      2001                                 1,547
                      2002                                 2,129
                      2003                                 2,740
                      Thereafter                         147,500
                                                        --------
                                                        $155,000
                                                        ========

    The trust indenture and other financing documents for the First Mortgage Bonds include a number of covenants with which the Partnership must comply. These covenants include, among others, compliance with certain reporting requirements and limitations of activities relating to the bond proceeds, additional debt, new and existing agreements, partnership distributions and other activities. The trust indenture also describes events of default of the First Mortgage Bonds, which include, among others, certain events involving bankruptcy of the Partnership and failure to maintain and comply with agreements made by the Partnership.

9.  CREDIT AGREEMENT

    The Partnership has a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from
 .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 1998, no working capital loans had been issued under the Credit Agreement. In October 1997, a $500,000 letter of credit, in favor of NSP pursuant to the Power Purchase Agreement, was issued under the Credit Agreement and is still outstanding as of December 31, 1998.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

    The majority of the Partnership's accounts receivables are from a major regulated utility (NSP) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivables, restricted investments held by Trustee, accounts payable and accrued expenses approximate fair value. The fair value of the Partnership's First Mortgage Bonds at December 31, 1998 and 1997, is approximately $14,634,000 and $14,181,000 higher than the historical carrying value of $155,000,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

    The Partnership has a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997, and is required under the contract to reimburse the Partnership for extension fees paid under the Power Purchase Agreement with NSP, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership had recorded a receivable from Westinghouse Electric of $3,012,000 at December 31, 1997, which was comprised of reimbursable extension fees of $267,000 and delay liquidated damages of $2,745,000. These amounts were collected during the year ended December 31, 1998 (see Note 4).

POWER PURCHASE AGREEMENT

    Under and subject to the terms of the Power Purchase Agreement, the Utility is obligated to purchase all of the electric capacity made available to it and all associated energy that the Utility chooses to dispatch from the Facility beginning on the Commercial Operations Date. Payments by the Utility to the Partnership under the Power Purchase Agreement consist of capacity payments and energy payments that fluctuate based upon published indices and/or a fixed schedule.

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

    Under the gas supply contracts, the Partnership is subject to annual minimum take requirements that may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties.

GAS TRANSPORTATION

    The Partnership has various gas transportation agreements with fuel transportation companies that provide for delivery of gas to the Facility. The price paid by the Partnership under the gas transportation contracts fluctuates based on published indices.

OPERATIONS AND MAINTENANCE

    The Facility is operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). Under the terms of the operations and maintenance agreement, the Partnership is required to pay Westinghouse Services an annual management fee ($376,000 in 1998) as well as reimbursement of payroll, fringe benefits, insurance and certain subcontractor costs and a bonus based on a targeted plant performance. If targeted plant performance is not attained, Westinghouse Services is required to pay a performance penalty to the Partnership. The management fee is adjusted annually based on certain published indices. The term of the operations and maintenance agreement extends for an initial period of seven years (through October, 2004). The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

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

13.    RELATED PARTY TRANSACTIONS

    Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. During the construction and prior to the change in control of the Partnership (Note 2), LS Power Corporation managed the Partnership. As compensation for its services, LS Power Corporation received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power Corporation was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $442,000, $1,406,000 and $1,391,000 during the years ended December 31, 1998, 1997 and 1996, respectively. On March 20, 1998, LS Power Corporation assigned all rights and obligations under the management services agreements to Cogentrix Energy (see Note 2). The Partnership incurred expenses of approximately $716,000 to Cogentrix Energy during the year ended December 31, 1998. At December 31, 1998, the Partnership recorded accounts payable to Cogentrix Energy of approximately $40,000. At December 31, 1997, the Partnership recorded accounts payable to LS Power Corporation of approximately $231,000.

Additionally, at December 31, 1998, the Partnership had a receivable of approximately $110,000 from LSP-Whitewater Limited Partnership.

14.    PARTNERS' CAPITAL

    In 1997, TPC contributed $18,167,000 of equity for financing the construction of the Facility. TPC received a limited partner interest in the Partnership of approximately 27% and equity commitment fees of $350,000.

    Profits, losses and distributions are allocated based on the respective partnership interests. Distributions are made in accordance with the trust indenture and other financing documents. Such distributions are subject to the prior satisfaction of a number of conditions including, among others, maintenance of required funding levels in various Trustee accounts and compliance with minimum levels of current and projected debt service coverage.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
LSP-Whitewater Limited Partnership:

    We have audited the accompanying balance sheets of LSP-Whitewater Limited Partnership (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 26, 1999.

                          INDEPENDENT AUDITORS' REPORT


The Partners
LSP-Whitewater Limited Partnership:

    We have audited the balance sheet of LSP-Whitewater Limited Partnership as of December 31, 1996 (not presented separately herein) and the related statements of income, changes in partners' capital and cash flows for the year ended December 31, 1996 and the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



KPMG PEAT MARWICK LLP
Billings, Montana,
February 13, 1997.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                             (dollars in thousands)


                                            ASSETS                     1998          1997
                                                                     --------      --------
CURRENT ASSETS:
     Cash and cash equivalents                                       $  1,181      $  7,749
     Restricted cash                                                    6,289        13,752
     Accounts receivable - trade                                        4,512         4,983
     Accounts receivable - other                                        1,885         2,195
     Fuel inventories                                                     743         1,361
     Spare parts inventories                                              641           432
     Other current assets                                                 552           682
                                                                     --------      --------
        Total current assets                                           15,803        31,154

NET INVESTMENT IN LEASE (Notes 3 and 6)                               263,048       262,072

GREENHOUSE FACILITY, net of accumulated
      depreciation of $523 in 1998 and $112 in 1997                     8,172         8,281

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $882 in 1998 and
     $616 in 1997                                                       6,341         6,607

NOTE RECEIVABLE FROM AFFILIATE                                          6,900          --

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                      1             1
                                                                     --------      --------

        Total assets                                                 $300,265      $308,115
                                                                     ========      ========

                              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable                                                     $  7,764      $ 11,492
Accrued expenses                                                        1,386            64
                                                                     --------      --------
        Total current liabilities                                       9,150        11,556

FIRST MORTGAGE BONDS PAYABLE                                          177,000       177,000
                                                                     --------      --------
        Total liabilities                                             186,150       188,556

COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' CAPITAL:                                                    114,115       119,559
                                                                     --------      --------

        Total liabilities and partners' capital                      $300,265      $308,115
                                                                     ========      ========


             The accompanying notes to the financial statements are
                   an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)


                                             1998           1997         1996
                                           --------       --------       ----
OPERATING REVENUES:
    Lease revenue                          $ 23,368       $  6,579       $--
    Service revenue                          24,952          5,944        --
    Greenhouse revenue                        1,782           --          --
    Other                                     1,224            825        --
                                           --------       --------       ---
                                             51,326         13,348        --

OPERATING EXPENSES:
     Cost of services                        27,492          6,948        --
     Greenhouse operating expenses            1,828            799        --
                                           --------       --------       ---
                                             29,320          7,747        --

OPERATING INCOME                             22,006          5,601        --

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease          --           97,042        --
     Interest expense                       (14,068)        (4,024)       --
     Interest income                            972            383        --
                                           --------       --------       ---


Net income                                 $  8,910       $ 99,002       $--
                                           ========       ========       ===




             The accompanying notes to the financial statements are
                     an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)



                                               LIMITED PARTNERS                    GENERAL PARTNER           TOTAL
                                ----------------------------------------------     ---------------         ---------
                                TPC White-    Granite Power        Cogentrix          LSP-White-
                                water, Inc.   Partners, L.P.   Whitewater, LLC       water I, Inc.
                                -----------   --------------   ---------------       -------------
Balance, December 31, 1996      $   --         $      1            $    --              $  --               $       1

Capital contributions             20,556           --                   --                 --                  20,556

Net income                        25,572         72,440                 --                  990                99,002
                                --------       --------            --------             -------             ---------

Balance, December 31, 1997        46,128         72,441                 --                  990               119,559

Net income through
  March 20, 1998                     385          1,089                 --                   15                 1,489

Sale of 100% ownership
  interest, March 20, 1998          --          (73,530)             73,530                --                    --

Partners distribution             (1,822)          --               (12,461)                (71)              (14,354)

Net income from March 20, 1998
  through December 31, 1998        1,917           --                 5,430                  74                 7,421
                                --------       --------            --------             -------             ---------

Balance, December 31, 1998      $ 46,608       $   --              $ 66,499             $ 1,008             $ 114,115
                                ========       ========            ========             =======             =========


             The accompanying notes to the financial statements are
                     an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                                    1998            1997          1996
                                                                  --------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                     $  8,910       $  99,002       $   --
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Gain on sales-type capital lease                                --           (97,042)          --
      Amortization of unearned lease income                        (23,368)         (6,579)          --
      Minimum lease payments received                               22,392           6,247           --
      Amortization of debt issuance and financing costs                266              76           --
      Depreciation                                                     411             112
      (Increase) decrease in accounts receivable - trade               471          (4,983)          --
      Decrease in accounts receivable - other                          310            --             --
      (Increase) decrease in fuel inventories                          618            (984)          --
      Increase in spare parts inventories                             (209)           (136)          --
      (Increase) decrease in other current assets                      130            (682)          --
      Increase (decrease) in accounts payable                       (3,728)          2,865           --
      Increase in accrued expenses                                   1,322              64           --
                                                                  --------       ---------       --------
   Net cash flows provided by (used in) operating activities         7,525          (2,040)          --
                                                                  --------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Sales (acquisition) of land and improvements                       --               939           (146)
      Payments on construction in process                             --           (33,847)       (96,746)
      Investments held by Trustee                                     --           (20,556)          --
      Investments drawn                                               --            42,596         97,075
      Decrease in restricted cash                                    7,463            --             --
      Purchase of greenhouse equipment                                (302)           --             --
                                                                  --------       ---------       --------
   Net cash flows provided by (used in) investing activities         7,161         (10,868)           183
                                                                  --------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in note receivable from affiliate                    (6,900)           --             --
      Debt issuance and financing costs                               --              --             (153)
      Partner distributions                                        (14,354)           --             --
      Capital contributions                                           --            20,556           --
                                                                  --------       ---------       --------
  Net cash flows provided by (used in) financing activities        (21,254)         20,556           (153)
                                                                  --------       ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (6,568)          7,648             30
CASH AND CASH EQUIVALENTS, beginning of period                       7,749             101             71
                                                                  --------       ---------       --------
CASH AND CASH EQUIVALENTS, end of period                          $  1,181       $   7,749       $    101
                                                                  ========       =========       ========

RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
   Decrease (increase) in total construction in process           $   --         $ 145,694       $(99,555)
   Construction in process sold in lease transaction                  --          (170,493)          --
   Amortization of debt issuance and financing costs                  --               185            244
   Interest income on investments held by Trustee                     --            (1,375)        (4,802)
   Increase in accounts receivable - other                            --            (2,195)          --
   Decrease in other current assets                                   --                 1           --
   Increase in fuel inventories                                       --              (378)          --
   Increase in spare parts inventories                                --              (296)          --
   Increase (decrease) in accounts payable                            --            (4,990)         7,367
                                                                  --------       ---------       --------
   Payments on construction in process                            $   --         $ (33,847)      $(96,746)
                                                                  ========       =========       ========

Supplemental disclosure of cash flow information:
Cash paid for interest during the year                            $ 13,801       $  13,801       $ 13,801
                                                                  ========       =========       ========


             The accompanying notes to the financial statements are
                     an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

    LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC, a limited liability company ("Cogentrix"). Cogentrix and TPC Whitewater, Inc., a Delaware corporation ("TPC"), are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a Delaware corporation. See Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

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

    The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse (the "Greenhouse Facility") owned by the Partnership (collectively, the "Steam Purchasers").

2.   CHANGE IN CONTROL

    On March 6, 1998, the previous owners of the Partnership, LS Power Corporation and its wholly-owned subsidiary Granite Power Partners, L.P. (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid-America, Inc. (CMA) and Cogentrix (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy") which controls each of the Purchasers as wholly-owned indirect subsidiaries.

    On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of Floriculture, Inc. ("Floriculture") and LSP-Whitewater I, Inc., as well as all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, CMA acquired all of the capital stock of Floriculture, and Cogentrix, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Whitewater I, Inc., the 1% general partner of the Partnership, as well as a 73.17% limited partnership interest in the Partnership for a combined total ownership interest of 74.17% in the Partnership.

    On the same date that the indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power Corporation entered into an Assignment and Assumption Agreement, by the terms of which LS Power Corporation assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power Corporation under certain management service agreements between LS Power Corporation and LSP-Whitewater I, Inc. and the Partnership.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

      The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market at December 31, 1998 and 1997. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction; which might otherwise be considered cash equivalents, are treated as restricted cash.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

    The Power Purchase Agreement described in Note 12 has characteristics similar to a lease in that the agreement confers to the purchasing utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a sales-type capital lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (see Note 6).

CONSTRUCTION IN PROCESS

    Prior to commercial operations, all costs incurred to develop and construct the Facility, including net costs associated with performance testing prior to the Commercial Operations Date, as well as interest costs (including amortization of debt issuance and financing costs), net of interest income on excess proceeds, were capitalized and classified as construction in process.

    In recording the Partnership's gain on sales-type capital lease, all construction in process costs related to the Facility were included in the historical cost basis of the Facility. All interest costs subsequent to the Commercial Operations Date have been charged to expense. As of December 31, 1998 and 1997, capitalized interest net of accumulated amortization and including amortization of debt issuance and financing costs was approximately $19,266,000 and $20,120,000, respectively.

NOTE RECEIVABLE FROM AFFILIATE

At December 31, 1998, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

GREENHOUSE FACILITY

    Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively (see
Note 7).

DEBT ISSUANCE AND FINANCING COSTS

    Debt issuance and financing costs are deferred and amortized over the term of the related debt. Amortization of deferred financing costs was capitalized as part of construction in process prior to commercial operations, and is included in interest expense subsequent to commercial operations in the accompanying financial statements.

CURRENT LIABILITIES

    As of December 31, 1998 and 1997, $5,587,000 and $8,632,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

LEASE REVENUE

    Lease revenue represents the amortization of unearned income on the lease using the effective interest rate method as well as contingent rentals that result from changes in payment escalators occurring subsequent to the Commercial Operations Date. These contingent rentals are not expected to materially change the lease revenue recognized over the life of the Power Purchase Agreement.

SERVICE REVENUE

    Service revenue represents reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to the Steam Purchasers.

OTHER REVENUES

    Other revenues consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties, as well as sales of horticultural products produced by the Greenhouse Facility.

COST OF SERVICES

    Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchasers.

GREENHOUSE OPERATING EXPENSES

    Greenhouse operating expenses include all operating costs specifically related to greenhouse activities, including depreciation on the Greenhouse Facility.

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

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997.

    The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements, and has not determined the timing or method of adoption of SFAS No. 133.

    In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Partnership will adopt SOP No. 98-5 as of January 1, 1999. The Partnership has determined that SOP No. 98-5 will not have a material impact on its financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

4.   ACCOUNTS RECEIVABLE - OTHER

    Accounts receivable-other at December 31, 1998 primarily consisted of amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for warranty expense reimbursements.

    Accounts receivable-other at December 31, 1997 represented amounts due from Westinghouse Electric Corporation ("Westinghouse Electric"), the Partnership's construction contractor, for delay liquidated damages and extension fees due as a result of Westinghouse Electric's failure to complete the construction and start-up of the Facility by May 31, 1997. Such liquidated damages and extension fees were capitalized as a reduction of construction in process. The damages and fees were collected during January, 1998.

5.   FUEL INVENTORIES

As of December 31, 1998 and 1997 fuel inventories consisted of the following (dollars in thousands):

                                                    DECEMBER 31,
                                           --------------------------------
                                              1998                1997
                                           ------------       -------------
                        Natural Gas           $    525           $    983
                        Fuel Oil                   218                378
                                              --------           --------

                                              $    743           $  1,361
                                              ========           ========

    Natural gas inventory is stated at weighted average cost and fuel oil inventory is stated at cost based on the first-in first-out method.


6.   SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sale-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1998 and 1997, are as follows (dollars in thousands):

                                                          DECEMBER 31,
                                                 -------------------------------
                                                       1998             1997
                                                 ------------       ------------
                   Gross Investment in Lease      $ 593,097         $ 615,489
                   Unearned Income on Lease        (330,049)         (353,417)
                                                   ---------        ---------
                   Net Investment in Lease        $ 263,048         $ 262,072
                                                  =========         =========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1998, are as follows (dollars in thousands):


                     1999                      $     22,944
                     2000                            24,036
                     2001                            24,132
                     2002                            25,140
                     2003                            26,028
                     Thereafter                     470,817
                                                  ---------
                     Total                       $  593,097
                                                 ==========

7.   GREENHOUSE FACILITY

As of December 31, 1998 and 1997, the Greenhouse Facility consisted of (dollars in thousands):

                                                          DECEMBER 31,
                                                --------------------------------
                                                    1998                1997
                                                --------------      ------------
              Building                             $ 7,622            $ 7,488
              Equipment                              1,073                905
                                                  --------           --------
                                                     8,695              8,393
              Less:  Accumulated Depreciation         (523)              (112)
                                                  ---------          ---------
                                                   $ 8,172            $ 8,281
                                                   =======            =======

    Building and equipment comprise the cost of the Greenhouse Facility under a turnkey construction contract inclusive of change orders and interest capitalized during the construction period.

8.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

    Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------
                                       1998              1997               1996
                                  ---------------   ----------------    -------------
            Interest income           $25,886            $25,886           $25,886
            Interest expense           25,886             25,886            25,886
                                      -------            -------           -------
            Net income                $     -            $     -           $     -
                                      =======            =======           =======

BALANCE SHEET DATA:

                                                                      AS OF
                                                                   DECEMBER 31,
                                                                  1998 AND 1997
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
                                                                      ========

9.   FIRST MORTGAGE BONDS PAYABLE

First Mortgage Bonds payable consists of the following at December 31, 1998 and 1997 (dollars in thousands):

                 7.19% First Mortgage Bonds
                   due June 30, 2010 ("2010 Bonds")               $ 56,273
                 8.08% First Mortgage Bonds
                   due December 30, 2016 ("2016 Bonds")            120,727
                                                                  --------
                                                                  $177,000
                                                                  ========

On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1998 are as follows (dollars in thousands):

                               1999                   $      -
                               2000                      1,239
                               2001                      1,767
                               2002                      2,431
                               2003                      3,129
                               Thereafter              168,434
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

10.  CREDIT AGREEMENT

      The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no letters of credit outstanding under the Credit Agreement at December 31, 1998 and 1997. For all periods through December 31, 1998, no working capital loans had been made to the Partnership under the Credit Agreement.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

      The majority of the Partnership's accounts receivables are from a major regulated utility (WEPCO) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivables, restricted investments, accounts payable and accrued expenses approximate fair value. The fair value of the Partnership's First Mortgage Bonds at December 31, 1998 and 1997, was approximately $16,647,000 and $16,194,000 higher than the historical carrying value of $177,000,000, respectively.

12.   COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

      The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997, and is required under the contract to reimburse the Partnership for extension fees paid under its Power Purchase Agreement with WEPCO, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership recorded a receivable from Westinghouse Electric of $2,195,000 at December 31, 1997, which was comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000. These amounts were collected during the year ended December 31, 1998 (see Note 4).

POWER PURCHASE AGREEMENT

      Under and subject to the terms of the Power Purchase Agreement, the Utility is obligated to purchase the electric capacity made available to it up to 236.5 megawatts and associated energy that the Utility chooses to dispatch from the Facility beginning on the Commercial Operations Date. Payments by the Utility to the Partnership under the Power Purchase Agreement consist of capacity payments and energy payments that fluctuate based upon published indices and/or a fixed schedule.

    In accordance with the Power Purchase Agreement, the Partnership was responsible for reimbursing the Utility for the actual increased costs of capacity and energy acquired to replace the capacity and energy, which were to be provided by the Facility. The Partnership's obligation to reimburse the Utility for these "Replacement Power" costs began on June 23, 1997 and continued through September 17, 1997. The Partnership had an obligation for Replacement Power costs if the Utility's actual costs of capacity and energy exceeded the amounts, which would have been paid to the Partnership under the Power Purchase Agreement. For the period from June 23, 1997 through September 17, 1997, the Partnership was required to pay the Utility approximately $3,300,000 for Replacement Power costs. The Partnership recorded remaining accounts payable to the Utility of $2,060,000 at December 31, 1997 for Replacement Power in the accompanying balance sheet.

THERMAL ENERGY SALES

      The Partnership has a thermal energy sales agreement with the Department of Administration of the State of Wisconsin ("DOA"), which provides for the Partnership to supply the steam requirements of UWW (the "Thermal Energy Agreement"). The initial term of the agreement runs through June 30, 2005. The DOA has the option to extend the agreement for up to four extension periods of four years each. The Thermal Energy Agreement obligates the Partnership to supply all of UWW's steam requirements up to a maximum of 350 million pounds of steam annually at a rate not to exceed 100,000 pounds per hour.

GAS SUPPLY

      The Partnership has 20-year gas supply agreements with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts provide for the sale of up to 11,855 MMBtu per day of gas to the Partnership. The price paid by the Partnership to the fuel suppliers under the gas supply contracts fluctuates based on published indices.

    Under the gas supply contracts, the Partnership is subject to annual minimum take requirements that may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties.

GAS TRANSPORTATION

      The Partnership has entered into various gas transportation agreements with fuel transportation companies that provide for delivery of gas to the Facility. The price paid by the Partnership under the gas transportation contracts fluctuates based upon published indices.

OPERATIONS AND MAINTENANCE

    The Facility is operated and maintained under an operations and maintenance agreement with Westinghouse Operating Services Company, Inc. ("Westinghouse Services"). Under the terms of the operations and maintenance agreement, the Partnership is required to pay Westinghouse Services an annual management fee ($376,000 in 1998), reimbursement of payroll, fringe benefits, insurance, and certain subcontractor costs and a bonus based on target plant performance. If targeted plant performance is not attained, Westinghouse Services is required to pay a performance penalty to the Partnership. The management fee is adjusted annually based on certain published indices. The term of the operations and maintenance agreement extends for an initial period of seven years (through September, 2004). The Partnership has the option to extend the term of the agreement for two additional seven-year terms, provided that the Partnership and Westinghouse Services mutually agree in writing as to the terms of such extension.

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

GREENHOUSE

      The Partnership has an operational services agreement with Floriculture, Inc. ("Floriculture"), an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services, Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2002. For the year ended December 31, 1998, Floriculture earned a management fee pursuant to the operations services agreement of approximately $26,000.

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

14.   RELATED PARTY TRANSACTIONS

    The initial costs incurred to develop the Facility, consisting principally of site acquisition and development costs, engineering fees, legal fees, permitting costs, interest and LS Power Corporation employee and office costs, were incurred by Granite Power Partners, L.P. ("Granite"). At June 30, 1995, the Partnership paid development fees and reimbursed certain costs totaling approximately $12,160,000 to Granite. These payments were capitalized and included in construction in process.

    LS Power Corporation provided certain management services to the Partnership pursuant to management services agreements. Under these agreements, LS Power Corporation managed the business affairs of the Partnership during construction and operation of the Whitewater Project. As compensation for its services, LS Power Corporation received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power Corporation was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $437,000, $1,534,000 and $1,392,000 during the years ended December 31, 1998, 1997 and 1996, respectively. On March 20, 1998, LS Power Corporation assigned all rights and obligations under the management services agreements to Cogentrix Energy (see Note 2). The Partnership incurred expenses of approximately $794,000 to Cogentrix Energy during the year ended December 31, 1998. At December 31, 1998, the Partnership had recorded accounts payable to Cogentrix Energy of approximately $26,000. At December 31, 1997, the Partnership had recorded accounts payable to LS Power Corporation of approximately $235,000.

15.   PARTNERS' CAPITAL

    In 1997, TPC, contributed $20,556,000 of equity for financing the construction of the Facility. TPC received a limited partner interest in the Partnership of approximately 26% and equity commitment fees of $350,000.

    Profits, losses and distributions are allocated based on the respective partnership interests. Distributions are made in accordance with the trust indenture and other financing documents. Such distributions are subject to the prior satisfaction of a number of conditions including, among others, maintenance of required funding levels in various Trustee accounts and compliance with minimum levels of current and projected debt service coverage.

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                                 EXHIBITS INDEX


Exhibit No.                          Description
-----------                          -----------

2.1         -----Securities Purchase Agreement, dated March 6, 1998 by and among
                    LS Power Corporation, Granite Power Partners, L.P., Cogentrix
                    Mid-America, Inc., Cogentrix Cottage Grove, LLC, Cogentrix
                    Whitewater, LLC and Cogentrix Energy, Inc. (7)

3.1.        -----Certificate of Incorporation of LS Power Funding Corporation. (1)

3.2.        -----Bylaws of LS Power Funding Corporation. (1)

3.3.        -----Certificate of Limited Partnership of LSP-Cottage Grove, L.P. (1)

3.4.        -----Amended and Restated Partnership Agreement dated as of June
                    30, 1995 among LSP-Cottage Grove, Inc., Granite Power
                    Partners, L.P. and TPC Cottage Grove, Inc. (1)

3.4.1       -----Amendment #1 to the Cottage Grove Partnership Agreement (2)

3.4.2.      -----Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the
                    Amended and Restated Limited Partnership Agreement of
                    LSP-Cottage Grove, L.P. (5)

3.4.3.      -----Third Amendment, dated December 11, 1998, to the Amended and
                    Restated Limited Partnership Agreement of LSP-Cottage Grove,
                    L.P.

3.5.        -----Certificate of Limited Partnership of LSP-Whitewater Limited
                    Partnership. (1)

3.6.        -----Amended and Restated Partnership
                    Agreement dated as of June 30, 1995 among LSP-Whitewater I,
                    Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)

3.6.1.      -----Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the
                    Amended and Restated Limited Partnership Agreement of
                    LSP-Whitewater Limited Partnership. (5)

3.6.2.      -----Second Amendment, dated December 11, 1998, to the Amended and Restated
                    Limited Partnership Agreement of LSP-Whitewater Limited Partnership.

4.1.        -----Trust Indenture dated as of May 1, 1995 by and among LS Power
                    Funding Corporation and IBJ Schroder Bank & Trust Company, as
                    Trustee, with respect to the Senior Secured Bonds (as
                    Supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ
                    Schroder Bank & Trust Company, as Trustee). (1)

4.2.        -----Trust Indenture dated as of May 1, 1995 by and among
                    LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company,
                    As Trustee, with respect to the Cottage Grove First Mortgage
                    Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P.

                    And IBJ Schroder Bank & Trust Company, as Trustee). (1)

4.3.        -----Trust Indenture dated as of May 1, 1995 by and among
                    LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust
                    Company, as Trustee, with respect to the Whitewater First
                    Mortgage Bonds (as supplemented by the First Supplemental
                    Indenture dated as of May 1, 1995 by and among LSP-Whitewater
                    Limited Partnership and IBJ Schroder Bank & Trust Company, as
                    Trustee). (1)

4.4.        -----Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated,
                    LS Power Funding Corporation, LSP-Cottage Grove, L.P. and
                    LSP-Whitewater Limited Partnership. (1)

4.5.        -----Form of Senior Secured Bond (included in Exhibit 4.1). (1)

4.6.        -----Form of Cottage Grove First Mortgage Bond (included in Exhibit
                    4.2). (1)

4.7.        -----Form of Whitewater First Mortgage Bond (included in Exhibit 4.3). (1)

LS POWER FUNDING CORPORATION AGREEMENTS

10.20.      -----Agency Agreement dated May 1, 1995 between LS Power Funding
                    Corporation and LSP-Cottage Grove, L.P. (1)

10.21.      -----Agency Agreement dated May 1, 1995 between LS Power Funding
                    Corporation and LSP-Whitewater Limited Partnership. (1)

10.22.      -----Security Agreement (related to Cottage Grove) dated as of May 1,
                    1995 between LS Power Funding Corporation and IBJ Schroder
                    Bank & Trust Company, as Trustee. (1)

10.23.      -----Security Agreement (related to Whitewater) dated as of May 1,
                    1995 between LS Power Funding Corporation and IBJ Schroder
                    Bank & Trust Company, as Trustee. (1)

LSP-COTTAGE GROVE, L.P. AGREEMENTS

10.24.      -----Equity Contribution Agreement dated June 30, 1995 among
                    LSP-Cottage Grove, L.P., TPC Cottage Grove, Inc. and The Chase
                    Manhattan Bank (National Association), as depositary agent. (1)

10.25.      -----Collateral Agency and Intercreditor Agreement dated as of
                    May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility
                    Agent (as defined therein), the Working Capital Agent (as
                    Defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each
                    Additional Permitted Debt Agent (as defined therein), IBJ
                    Schroder Bank & Trust Company, as trustee, the Other
                    Representatives (as defined therein) and The Chase Manhattan
                    Bank (National Association), as depositary agent, and as Collateral agent. (1)

10.26.      -----Deposit and Disbursement Agreement dated as of May 1, 1995 among
                    LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent, and as depositary agent. (1)

10.27.      -----Credit Agreement dated as of May 1, 1995 among LSP-Cottage Grove,
                    L.P., the lenders party thereto and The Chase Manhattan Bank
                    (National Association), as agent. (1)

10.27.1     -----Instrument of Assignment, Resignation, Appointment, Acceptance
                    And Designation dated as of December 31, 1995 among The Chase
                    Manhattan Bank (National Association), Dresdner Bank AG, New
                    York and Grand Cayman Branches, and LSP-Cottage Grove, L.P. (1)

10.27.2     -----Amendment No. 1 to Credit Agreement dated as of December 31, 1995
                    Among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York
                    Branch, as agent. (1)

10.28.      -----Assignment and Security Agreement dated as of May 1, 1995 between
                    LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.29.      -----Pledge Agreement dated as of May 1, 1995 between LSP-Cottage
                    Grove, L.P. and IBJ Schroder Bank & Trust Company, as trustee. (1)

10.30.      -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                   Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P.
                   And The Chase Manhattan Bank (National Association), as
                   Collateral agent, for the benefit of IBJ Schroder Bank & Trust
                   Company, as trustee. (1)

10.31.      -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                    Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P.
                    And The Chase Manhattan Bank (National Association), as
                    Collateral agent, for the benefit of The Chase Manhattan Bank
                    (National Association), as agent under the Credit Agreement. (1)

10.32.      -----Subordinated Mortgage, Assignment of Rents, Security Assignment
                    And Fixture Filing dated as of May 1, 1995 by LSP-Cottage
                    Grove, L.P., as mortgagor, and Northern States Power Company,
                    As mortgagee. (1)

10.33.      -----Subordinated Assignment and Security Agreement dated as of May 1,
                    1995 between LSP-Cottage Grove, L.P. and Northern States
                    Power Company. (1)

10.34.      -----Power Purchase Agreement dated as of May 9, 1994 between Northern States
                    Power Company and LSP-Cottage Grove, L.P. (1)

10.35.      -----Letter Agreement dated December 16, 1994 between Northern States
                    Power Company and LSP-Cottage Grove, L.P. (1)

10.36.      -----Letter Agreement dated June 1, 1995 between Northern States Power
                    Company and LSP-Cottage Grove, L.P. (1)

10.37.      -----Letter Agreement dated June 8, 1995 between Northern States Power
                    Company and LSP-Cottage Grove, L.P. (1)

10.38.      -----Letter Agreement dated June 12, 1995 between Northern States
                    Power Company and LSP-Cottage Grove, L.P. (1)

10.39.      -----Assignment dated as of November 23, 1994 between Granite Power
                    Partners, L.P. and LSP-Cottage Grove, L.P. (1)

10.40.      -----Second Amended and Restated Turnkey Construction Agreement
                    dated as of April 11, 1995 between Westinghouse Electric
                    Corporation and LSP-Cottage Grove, L.P. (1)(*)

10.41.      -----Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services
                    Company, Inc. and LSP-Cottage Grove, L.P. (1)(*)

10.42.      -----Parts Agreement dated as of April 11, 1995 between Westinghouse
                    Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)

10.43.      -----Management Services Agreement dated as of May 1, 1995 between LS
                    Power Corporation and LSP-Cottage Grove, L.P. (1)

10.43.1     -----Amendment to Management Services Agreement, dated as of December
                    11, 1998, between LSP-Cottage Grove, L.P. and Cogentrix Energy, Inc.

10.44.      -----Second Amended and Restated Steam Supply Agreement dated as of
                    June 19, 1995 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.45.      -----Purchase and Sale Agreement dated September 30, 1994 between the
                    Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.46.      -----Letter Agreement (land and easement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.47.      -----Letter Agreement (side letter to steam agreement) dated September
                    30, 1994 between the Minnesota Mining and Manufacturing
                    Company and LSP-Cottage Grove, L.P. (1)

10.48.      -----Gas Sales Contract dated as of December 22, 1994 between Natural
                    Gas Clearinghouse and LSP-Cottage Grove, L.P. (1)

10.49.      -----First Amendment to Gas Sales Contract dated as of April 18, 1995
                    Between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P.  (1)

10.50.      -----Gas Sales Contract dated as of February 16, 1995 among Aquila
                    Energy Marketing Corporation, UtiliCorp United, Inc. and
                    LSP-Cottage Grove, L.P. (1)

10.51.      -----First Amendment to Gas Sales Contract dated as of April 26, 1995
                    Among Aquila Energy Marketing Corporation, UtiliCorp United,
                    Inc. and LSP-Cottage Grove, L.P. (1)

10.52.      -----Amended and Restated Gas Supply Transportation Agreement dated  as of May 8, 1995 between Peoples Natural Gas Company and
                    LSP-Cottage Grove, L.P. (1)

10.53.      -----Amended and Restated Cottage Grove Letter Agreement dated as of
                    April 10, 1995 between Northern Natural Gas Company, Peoples
                    Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.54.      -----Firm Throughput Service Agreement (Northern Contract #24042)
                    Dated April 25, 1995 between Northern Natural Gas Company and
                    LSP-Cottage Grove, L.P. (1)

10.55.      -----Interruptible Throughput Service Agreement (Northern Contract
                    #24198) dated April 25, 1995 between Northern Natural Gas
                    Company and LSP-Cottage Grove, L.P. (1)

10.56.      -----Interruptible Throughput Service Agreement (Northern Contract
                    #24199) dated April 25, 1995 between Northern Natural Gas
                    Company and LSP-Cottage Grove, L.P. (1)

10.57.      -----Firm Deferred Delivery Service Agreement (Northern Contract
                    #23281) dated as of April 25, 1995 between Northern Natural
                    Gas Company and LSP-Cottage Grove, L.P. (1)

10.58.      -----Interruptible Deferred Delivery Service Agreement (Northern
                    Contract #24203) dated as of April 25, 1995 between Northern
                    Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.59.      -----Letter Agreement dated as of April 21, 1995 between Northern
                    Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.60.      -----Limited Warranty Deed granted by Minnesota Mining and
                    Manufacturing Company to LSP-Cottage Grove, L.P. dated June 1,
                    1995. (1)

10.61.      -----Consent and Agreement dated as of May 1, 1995 among Northern
                    States Power Company, LSP-Cottage Grove, L.P. and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.62.      -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                    Electric Corporation, LSP-Cottage Grove, L.P. and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.63.      -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                    Operating Services Company, Inc., LSP-Cottage Grove, L.P. and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.64.      -----Consent and Agreement dated as of May 1, 1995 among Minnesota
                    Mining and Manufacturing Company, LSP-Cottage Grove, L.P. and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.65.      -----Consent and Agreement dated as of May 1, 1995 among Natural Gas
                    Clearinghouse, LSP-Cottage Grove, L.P. and The Chase Manhattan
                    Bank (National Association), as collateral agent. (1)

10.66.      -----Consent and Agreement dated as of May 1, 1995 among Aquila Energy
                    Marketing Corporation, UtiliCorp United, Inc., LSP-Cottage
                    Grove, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.67.      -----Consent and Agreement dated as of May 1, 1995 among Northern
                    Natural Gas Company, Peoples Natural Gas Company, LSP-Cottage
                    Grove, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.68.      -----Consent and Agreement dated as of May 1, 1995 among Northern
                    Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.69.      -----Consent and Agreement dated as of May 1, 1995 among Peoples
                    Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.70.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Westinghouse Electric Corporation. (1)

10.71.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Westinghouse Operating Services Company, Inc. (1)

10.72.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Aquila Energy Marketing Corporation. (1)

10.73.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Natural Gas Clearinghouse. (1)

10.74.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Northern Natural Gas Company. (1)

10.75.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company, Northern Natural Gas Company and Peoples Natural Gas
                    Company. (1)

10.76.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Peoples Natural Gas Company. (1)

10.77.      -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Cottage Grove, L.P., Northern States Power
                    Company and Minnesota Mining and Manufacturing Company. (1)

10.78.      -----Grants of Easement by Minnesota Mining and Manufacturing Company
                    to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the
                    Following: (i) Easterly Utilities, (ii) Westerly Utilities,
                    (iii) New Well, and (iv) Well Lines. (1)

10.79.      -----Temporary Construction Easement granted by Minnesota Mining and
                    Manufacturing Company to LSP-Cottage Grove, L.P. (1)

10.80.      -----Easements from Soo Line Railroad Company to LSP-Cottage Grove,
                    L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995. (1)

10.81.      -----Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and
                    LSP-Cottage Grove, L.P. (1)

LSP-WHITEWATER LIMITED PARTNERSHIP AGREEMENTS

10.82.      -----Equity Contribution Agreement dated as of May 1, 1995 among
                    LSP-Whitewater Limited Partnership, TPC Whitewater, Inc. and
                    The Chase Manhattan Bank (National Association), as depositary agent. (1)

10.83.      -----Collateral Agency and Intercreditor Agreement dated as of
                    May 1, 1995 among LSP-Whitewater Limited Partnership, the L/C
                    Facility Agent (as defined therein), the Working Capital Agent
                    (as defined therein), each Permitted Counterparty under any

                    Interest Rate Protection Agreement (as defined therein), each
                    Additional Permitted Debt Agent (as defined therein), IBJ
                    Schroder Bank & Trust Company, as trustee, the Other
                    Representatives (as defined therein) and The Chase Manhattan
                    Bank (National Association), as depositary agent, and as Collateral agent. (1)

10.84.      -----Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership and The Chase
                    Manhattan Bank (National Association), as collateral agent, and as depositary agent. (1)

10.85.      -----Credit Agreement dated as of May 1, 1995 among LSP-Whitewater
                    Limited Partnership, the lenders party thereto and The Chase
                    Manhattan Bank (National Association), as agent. (1)

10.85.1     -----Instrument of Assignment, Resignation, Appointment, Acceptance
                    and Designation dated as of December 31, 1995 among The Chase
                    Manhattan Bank (National Association), Dresdner Bank AG, New
                    York and Grand Cayman Branches, and LSP-Whitewater Limited
                    Partnership. (1)

10.85.2     -----Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Whitewater Limited Partnership and Dresdner Bank AG,
                    New York Branch, as agent. (1)

10.86.      -----Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.87.      -----Pledge Agreement dated as of May 1, 1995 between LSP-Whitewater
                    Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee. (1)

10.88.      -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                    Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                    Partnership and The Chase Manhattan Bank (National Association),
                    as collateral agent, for the benefit of IBJ Schroder Bank &
                    Trust Company, as trustee. (1)

10.89.      -----Mortgage, Assignment of Rents, Security Agreement and Fixture
                    Filing dated as of May 1, 1995 between LSP-Whitewater Limited
                    Partnership and The Chase Manhattan Bank (National
                    Association), as collateral agent, for the benefit of the Chase Manhattan Bank (National Association), as agent under the Credit Agreement. (1)

10.90.      -----Subordinated Mortgage, Assignment of Rents, Security Assignment
                    and Fixture Filing dated as of May 1, 1995 by LSP-Whitewater
                    Limited Partnership, as mortgagor, and Wisconsin Electric
                    Power Company, as mortgagee. (1)

10.91.      -----Subordinated Assignment and Security Agreement dated as of May 1,
                    1995 between LSP-Whitewater Limited Partnership and Wisconsin
                    Electric Power Company. (1)

10.92.      -----Development Agreement dated as of November 23, 1994 between City of Whitewater and LSP-Whitewater Limited Partnership. (1)

10.93.      -----Power Purchase Agreement dated as of December 21, 1993 between
                    Wisconsin Electric Power Company and LSP-Whitewater Limited
                    Partnership. (1)

10.94.      -----Amendment to Power Purchase Agreement dated as of February 10,
                    1994 between Wisconsin Electric Power Company and
                    LSP-Whitewater Limited Partnership. (1)

10.95.      -----Second Amendment to Power Purchase Agreement dated as of October
                    5, 1994 between Wisconsin Electric Power Company and
                    LSP-Whitewater Limited Partnership. (1)

10.96.      -----Third Amendment to Power Purchase Agreement dated as of May 5,
                    1995 between Wisconsin Electric Power Company and
                    LSP-Whitewater Limited Partnership. (1)

10.96.1     -----Fourth Amendment to Power Purchase Agreement dated March 18,
                    1997 between Wisconsin Electric Power Company and LSP-Whitewater
                    Limited Partnership. (3)

10.96.2     -----Fifth Amendment to Power Purchase Agreement dated February 26,
                    1998 between Wisconsin Electric Power Company and
                    LSP-Whitewater Limited Partnership. (5)

10.97.      -----Interconnection Agreement dated as of May 12, 1995 between
                    Wisconsin Electric Power Company and LSP-Whitewater Limited
                    Partnership. (1)

10.98.      -----Intentionally Omitted.

10.99.      -----Assignment dated as of November 23, 1994 between Granite Power
                    Partners, L.P. and LSP-Whitewater Limited Partnership. (1)

10.100      -----Second Amended and Restated Turnkey Construction Agreement
                    dated as of April 11, 1995 between Westinghouse Electric
                    Corporation and LSP-Whitewater Limited Partnership. (1)(*)

10.101.     -----Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services
                    Company, Inc. and LSP-Whitewater Limited Partnership. (1)(*)

10.102.     -----Parts Agreement dated as of April 10, 1995 between Westinghouse
                    Electric Corporation and LSP-Whitewater Limited Partnership. (1)(*)

10.103.     -----Management Services Agreement dated as of May 1, 1995 between LS
                    Power Corporation and LSP-Whitewater Limited Partnership. (1)

10.103.1.   -----Amendment to Management Services Agreement, dated as of December
                    11, 1998, between LSP-Whitewater Limited Partnership and
                    Cogentrix Energy, Inc.

10.104.     -----Steam Supply Agreement dated as of July 25, 1994 between the
                    Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership. (1)

10.105.     -----Greenhouse Hot Water Supply Agreement dated as of May 1, 1995
                    Between Dominion Growers/Whitewater, L.C. and LSP-Whitewater
                    Limited Partnership. (1)

10.106.     -----Construction Contract dated as of May 1, 1995 between Dominion
                    Growers/Whitewater, L.C. and LSP-Whitewater Limited

                    Partnership. (1)

10.106.1    -----Addendum to Construction Contract dated as of June 6, 1997
                    Between Dominion Growers/Whitewater, L.C. and LSP-Whitewater
                    Limited Partnership. (4)

10.107.     -----Deed of Lease dated as of May 1, 1995 between Dominion
                    Growers/Whitewater, L.C. and LSP-Whitewater Limited
                    Partnership. (1)

10.107.1    -----Settlement Agreement dated as of May 27, 1997 between Dominion
                    Growers/Whitewater, L.C. and LSP- Whitewater Limited
                    Partnership. (4)

10.107.2    -----Greenhouse Operational Services Agreement dated as of May 27,
                    1997 between FloriCulture, Inc. and LSP-Whitewater Limited
                    Partnership. (4)

10.108.     -----Letter Agreement dated May 12, 1995 between Dominion Growers,
                    Inc. and LSP-Whitewater Limited Partnership. (1)

10.109.     -----Gas Sales Contract dated as of December 22, 1994 between Natural
                    Gas Clearinghouse and LSP-Whitewater Limited Partnership. (1)

10.110.     -----First Amendment to Gas Sales Contract dated as of April 18, 1995
                    Between Natural Gas Clearinghouse and LSP-Whitewater Limited
                    Partnership. (1)

10.111.     -----Gas Sales Contract dated as of February 16, 1995 among Aquila
                    Energy Marketing Corporation, UtiliCorp United, Inc. and
                    LSP-Whitewater Limited Partnership. (1)

10.112.     -----First Amendment to Gas Sales Contract dated as of April 26, 1995
                    Among Aquila Energy Marketing Corporation, UtiliCorp United,
                    Inc. and LSP-Whitewater Limited Partnership. (1)

10.113.     -----Letter Agreement dated April 21, 1995 between Northern Natural
                    Gas Company and LSP-Whitewater Limited Partnership. (1)

10.114.     -----Amended and Restated Letter Agreement dated as of April 10, 1995
                    Between Northern Natural Gas Company and LSP-Whitewater
                    Limited Partnership. (1)

10.115.     -----Gas Transportation Agreement dated March 9, 1995 between
                    Wisconsin Natural Gas Company and LSP-Whitewater Limited
                    Partnership. (1)

10.116.     -----Capacity Release and Gas Sales Agreement dated as of April 27,
                    1995 between Wisconsin Power and Light Company and
                    LSP-Whitewater Limited Partnership. (1)

10.117.     -----First Amendment to Capacity Release and Gas Sales Agreement dated as of June 2, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership. (1)

10.118.     -----Firm Throughput Service Agreement (Northern Contract #23479)
                    dated April 25, 1995 between Northern Natural Gas Company and
                    LSP-Whitewater Limited Partnership. (1)

10.119.     -----Interruptible Throughput Service Agreement (Northern Contract

                    #24200) dated April 25, 1995 between Northern Natural Gas
                    Company and LSP-Whitewater Limited Partnership. (1)

10.120.     -----Interruptible Throughput Service Agreement (Northern Contract
                    #24201) dated April 25, 1995 between Northern Natural Gas
                    Company and LSP-Whitewater Limited Partnership. (1)

10.121.     -----Firm Deferred Delivery Service Agreement (Northern Contract
                    #23282) dated as of April 25, 1995 between Northern Natural
                    Gas Company and LSP-Whitewater Limited Partnership. (1)

10.122.     -----Interruptible Deferred Delivery Service Agreement (Northern
                    Contract #24202) dated as of April 25, 1995 between Northern
                    Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.123.     -----Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase
                    Manhattan Bank (National Association), as collateral agent. (1)

10.124.     -----Consent and Agreement dated as of May 1, 1995 among Wisconsin
                    Electric Power Company, LSP-Whitewater Limited Partnership and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.125.     -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                    Electric Corporation, LSP-Whitewater Limited Partnership and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.126.     -----Consent and Agreement dated as of May 1, 1995 among Westinghouse
                    Operating Services Company, Inc., LSP-Whitewater Limited
                    Partnership and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.127.     -----Consent and Agreement dated as of May 1, 1995 among State of
                    Wisconsin, acting through the Department of Administration,
                    LSP-Whitewater Limited Partnership and The Chase Manhattan Bank
                    (National Association), as collateral agent. (1)

10.128.     -----Consent and Agreement dated as of May 1, 1995 between
                    Dominion Growers/Whitewater, L.C., LSP-Whitewater Limited
                    Partnership and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.129.     -----Consent and Agreement dated as of May 1, 1995 among Natural Gas
                    Clearinghouse, LSP-Whitewater Limited Partnership and The
                    Chase Manhattan Bank (National Association), as collateral agent. (1)

10.130.     -----Consent and Agreement dated as of May 1, 1995 among Aquila
                    Energy Marketing Corporation, UtiliCorp United, Inc.,
                    LSP-Whitewater Limited Partnership and The Chase Manhattan Bank
                    (National Association), as collateral agent. (1)

10.131.     -----Consent and Agreement dated as of May 1, 1995 among Wisconsin
                    Natural Gas Company, LSP-Whitewater Limited Partnership and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.132.     -----Consent and Agreement dated as of May 1, 1995 among Northern

                    Natural Gas Company, LSP-Whitewater Limited Partnership and
                    The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.133.     -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Whitewater Limited Partnership, Wisconsin
                    Electric Power Company and Westinghouse Electric Corporation. (1)

10.134.     -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Whitewater Limited Partnership, Wisconsin
                    Electric Power Company and Westinghouse Operating Services
                    Company, Inc. (1)

10.135.     -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Whitewater Limited Partnership, Wisconsin
                    Electric Power Company and Aquila Energy Marketing
                    Corporation. (1)

10.136.     -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Whitewater Limited Partnership, Wisconsin
                    Electric Power Company and Natural Gas Clearinghouse. (1)

10.137.     -----Subordinated Creditor Consent and Agreement dated as of May 1,
                    1995 among LSP-Whitewater Limited Partnership, Wisconsin
                    Electric Power Company and Northern Natural Gas Company. (1)

10.138.     -----Easement dated May 11, 1995 granted by the University of
                    Wisconsin-Whitewater to LSP-Whitewater Limited Partnership. (1)

10.139.     -----Easement dated March 22, 1995 granted by the City of Whitewater
                    To LSP-Whitewater Limited Partnership. (1)

10.140.     -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.141.     -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.142.     -----Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.143.     -----Easement dated June 2, 1995 granted by Joe C. Pattermann and
                    June M. Pattermann to LSP-Whitewater Limited Partnership. (1)

10.144.     -----Easement dated September 10, 1994 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership. (1)

10.145.     -----Easement dated May 25, 1995 granted by John P. Hill and Rosalee
                    K. Hill to LSP-Whitewater Limited Partnership. (1)

10.146.     -----Easement dated June 1, 1994 granted by Mark D. Hoffmann to
                    LSP-Whitewater Limited Partnership. (1)

10.147.     -----Easement dated May 31, 1995 granted by Daniel L. Schwertfeger and
                    Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership. (1)

10.148.     -----Easement dated June 2, 1995 granted by Jerry C. Kollwelter and
                    Donna L. Kollwelter to LSP-Whitewater Limited Partnership. (1)

10.149.     -----Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T.

                    Hagen to LSP-Whitewater Limited Partnership. (1)

10.150.     -----Easement dated June 1, 1995 granted by Dean A. Cox and Maybell
                    Cox to LSP-Whitewater Limited Partnership. (1)

10.151.     -----Easement dated June 5, 1995 granted by John's Disposal Service,
                    Inc. to LSP-Whitewater Limited Partnership. (1)

10.152.     -----Easement dated June 12, 1995 granted by Greg Lurvey and Mark
                    Lurvey to LSP-Whitewater Limited Partnership. (1)

10.153.     -----Easement dated October 24, 1994 granted by Perry Moyer and
                    Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.154.     -----Easement dated October 24, 1994 granted by Perry Moyer and
                    Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.155.     -----Easement dated May 30, 1995 granted by Perry Moyer and Dorothy
                    Moyer to LSP-Whitewater Limited Partnership. (1)

10.156.     -----Easement dated May 30, 1995 granted by Perry Moyer and Dorothy
                    Moyer to LSP-Whitewater Limited Partnership. (1)

10.157.     -----Easement dated June 5, 1995 granted by Robert J. Wagner to
                    LSP-Whitewater Limited Partnership. (1)

10.158.     -----Easement dated June 5, 1995 granted by Robert J. Wagner to
                    LSP-Whitewater Limited Partnership. (1)

GRANITE POWER PARTNERS, L.P. AGREEMENTS

10.159.     -----Pledge Agreement dated as of May 1, 1995 between Granite Power
                    Partners, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.160.     -----Pledge Agreement dated as of May 1, 1995 between Granite Power
                    Partners, L.P. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.161.     -----Assignment dated as of November 23, 1994 between Granite Power
                    Partners, L.P. and LSP-Cottage Grove, L.P. (1)

10.162.     -----Assignment dated as of November 23, 1994 between Granite Power
                    Partners L.P. and LSP-Whitewater Limited Partnership. (1)

10.163.     -----Acknowledgment and Consent dated June 30, 1995 among Wisconsin
                    Electric Power Company, LSP-Whitewater I, Inc., Granite Power
                    Partners, L.P. and TPC Whitewater, Inc. (1)

10.164.     -----Amendment to Participation Agreement dated as of June 29, 1995 between Tomen Power Corporation and Granite Power Partners,
                    L.P. (1)

LSP-COTTAGE GROVE, INC. AGREEMENTS

10.165.     -----Security Agreement dated as of May 1, 1995 between LSP-Cottage
                    Grove, Inc. and The Chase Manhattan Bank (National
                    Association), as collateral agent. (1)

10.166.     -----Management Services Agreement dated as of May 1, 1995 between LS
                    Power Corporation and LSP-Cottage Grove, Inc. (1)

LSP-WHITEWATER I, INC.  AGREEMENTS

10.167.     -----Security Agreement dated as of May 1, 1995 between LSP-Whitewater
                    I, Inc. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.168.     -----Management Services Agreement dated as of May 1, 1995 between LS
                    Power Corporation and LSP-Whitewater I, Inc. (1)

10.169.     -----Acknowledgment and Consent dated June 30, 1995 among Wisconsin
                    Electric Power Company, LSP-Whitewater I, Inc., Granite Power
                    Partners, L.P. and TPC Whitewater, Inc. (1)

LS POWER CORPORATION AGREEMENTS

10.170.     -----Amended and Restated Limited Partnership Agreement of Granite
                    Power Partners, L.P. dated January 16, 1992 among LS Power
                    Corporation, Chase Manhattan Capital Corporation and Joseph
                    Cogen. (1)

10.171.     -----First Amendment to Amended and Restated Limited Partnership
                    Agreement of Granite Power Partners, L.P. dated December 30,
                    1993 among LS Power Corporation, Chase Manhattan Capital
                    Corporation and Joseph Cogen. (1)

CHANGE IN CONTROL EVENT AGREEMENTS

10.172      -----Assignment and Assumption Agreement dated as of March 20, 1998 between Cogentrix Energy, Inc. and LS Power Corporation. (5)

10.173      -----Pledge Agreement dated March 20, 1998 between Cogentrix Cottage
                    Grove LLC and The Chase Manhattan Bank as Collateral Agent. (5)

10.174      -----Pledge Agreement dated March 20, 1998 between Cogentrix
                    Whitewater LLC and The Chase Manhattan Bank as Collateral
                    Agent. (5)

16.1        -----Letter Re: Change in Certifying Accountant. (6)

27.1        -----Financial Data Schedule - LS Power Funding Corporation.

27.2        -----Financial Data Schedule - LSP-Cottage Grove, L.P.

27.3        -----Financial Data Schedule - LSP-Whitewater Limited Partnership.

-------------------

(1) Incorporated herein by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or to the Form 10-K (File No. 33-95928) filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.


(2) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1996.

(3) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed May 14, 1997.

(4) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1997.

(5) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998.

(6) Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed March 31, 1998.

(7) Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed April 6, 1998.

* Certain portions of these exhibits have been omitted pursuant to previously approved requests for confidential treatment.