Form 10-Q
period 1999-03-31
LS POWER FUNDING CORP
filed 1999-05-17
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                         Commission File Number 33-95928


                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


                             DELAWARE                                                       81-0502366
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)


        9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800
                      (Address, including zip code, and
                    telephone number, including area code,
                 of registrant's principal executive offices)

                           LSP-COTTAGE GROVE, L.P.
                      LSP-WHITEWATER LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


          DELAWARE                                                                 81-0493289
          DELAWARE                                                                 81-0493287
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Numbers)

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

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                     PART I
                                                                                                Page

       Item 1.    Condensed Financial Statements                                                 3
       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  3


                                     PART II

       Item 6.    Exhibits and Reports on Form 8-K                                               9

                  Signatures                                                                     9

                  Financial Statement Index                                                    F-1

PART I/ITEM 1.    FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believe that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, filed by Funding and the Partnerships.

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

GENERAL

         Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and, collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater, Inc. ("TPC Whitewater") and is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and, collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Funding

         Funding was organized in June, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

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

RESULTS OF OPERATIONS

Whitewater

         Operating revenues increased approximately 4.0% for the first quarter of 1999 as compared to the first quarter of 1998. This increase was primarily the result of an increase in service revenue. The increase in service revenue resulted from a slight increase in megawatt hours provided to the purchasing utility. This increase was partially offset by a decrease in other revenue resulting from a decrease in excess fuel sales to third party purchasers.

         Cost of services remained fairly consistent for the first quarter of 1999 as compared to the first quarter of 1998. Although the number of megawatt hours produced in the first quarter of 1999 as compared to the first quarter of 1998 increased slightly, the Whitewater Facility took advantage of lower gas prices in the first quarter of 1999. This decrease in gas prices resulted in a decline in fuel expense, a component of cost of services, for the first quarter of 1999 as compared to the first quarter of 1998.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Cottage Grove

         Operating revenues increased approximately 21.4% for the first quarter of 1999 as compared to the first quarter of 1998. This increase was primarily a result of an increase in service revenue and other revenue. The increase in service revenue resulted from an increase in megawatt hours provided to the purchasing utility. The increase in other revenue resulted primarily from an increase in remarketed fuel sales to third party purchasers.

         Cost of services increased approximately 39.3% for the first quarter of 1999 as compared to the first quarter of 1998. This increase is primarily the result of a $1.6 million increase in fuel expense, a component of cost of services, related to the increase in megawatt hours provided to the purchasing utility. The increase in fuel expense was partially offset by the Cottage Grove Facility taking advantage of lower fuel prices in the first quarter of 1999 as compared to the first quarter of 1998. The increase in cost of services, to a lesser extent, is also a result of an increase in general and administrative expenses related to the increased production of electricity.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

FACILITY CONSTRUCTION

The Whitewater Facility

         Effective September 18, 1997, Whitewater and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1999, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

The Cottage Grove Facility

         Effective September 30, 1997, Cottage Grove and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of March 31, 1999, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

OPERATIONS AND MAINTENANCE

Operations and Maintenance Agreements

         Each of the Cottage Grove and Whitewater Facilities has been operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements").

         On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount approximately equal to $320,000. Each O&M Agreement has been replaced with a similar agreement, in all material respects identical to the applicable O&M Agreement, executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc. respectively, each of which is an indirect subsidiary of Cogentrix Energy.

LIQUIDITY AND CAPITAL RESOURCES

Whitewater

         The principal components of operating cash flow for the three-month period ended March 31, 1999 were net income of $2.2 million, a net $4.3 million of cash provided by changes in other working capital assets and liabilities, and a $0.2 million adjustment for depreciation and amortization of debt issuance and financing costs, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flow provided by operating activities of $6.6 million and a portion of the cash on hand at the beginning of the period of $0.3 million were primarily used to fund $6.9 million of restricted cash.

Cottage Grove

         The principal components of operating cash flow for the three-month period ending March 31, 1999 were net income of $2.1 million, a $0.1 million adjustment for amortization of debt issuance and financing costs and a net $4.7 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.3 million. Cash flow provided by operating activities of $6.6 million was primarily used to make partner distributions of $0.2 million, lend $0.5 million to an affiliate and fund $5.9 million of restricted cash.

         The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to the Partnerships were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities, (ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents (currently equal to $6,585,000 and $6,900,000 for Cottage Grove and Whitewater, respectively). During the year ended December 31, 1998, the Partnership transferred the cash held in the debt service reserve fund to an affiliate of one of the limited partners, Cogentrix Energy, Inc. The required funds are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of Cogentrix Energy.

         As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At March 31, 1999, the balances of the Contingency Fund accounts were $1,426,000 for Cottage Grove and $345,000 for Whitewater.

         In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At March 31, 1999, no loans were outstanding under the working capital facilities.

         The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the substantial majority of their revenues. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy that it requests from the related Partnership. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the Commission.

         The Power Purchase Agreements are dispatchable contracts that provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

         Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each Partnership's obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

         As with any power generation facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and, consequently, Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective power purchaser to terminate its Power Purchase Agreement.

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

YEAR 2000 COMPLIANCE

         The Partnerships continue to assess their readiness with the Year 2000 issue, and expect that all the business critical systems such as corporate, embedded technology systems, business partners and vendor systems will be Year 2000 compliant by June 30, 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for the embedded technology at the power generation facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. The Partnerships will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and the Partnership's exposure to their efforts. The Partnerships have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended March 31, 1999. At this time, the Partnerships do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. The Partnerships have developed contingency plans for all of the critical systems. These plans were developed to address their most likely worse case scenario, the inability of the plants to produce and distribute power. These plans have been tested, and appear to be adequate. Despite management's current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating system functionality or that the Partnerships will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

PART 2/ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1    Certificate of Incorporation of LS Power Funding Corporation. (1)

     3.2    Bylaws of LS Power Funding Corporation. (1)

     3.3    Certificate of Limited Partnership of LSP-Cottage Grove, L.P. (1)

     3.4 Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc. (1)

     3.4.1  Amendment #1 to the Cottage Grove Partnership Agreement. (2)

     3.4.2 Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (3)

     3.4.3 Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage
            Grove, L.P. (3)

     3.5. Certificate of Limited Partnership of LSP-Whitewater Limited Partnership. (1)

     3.6 Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)

     3.6.1 Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of
            LSP-Whitewater Limited Partnership. (3)

     3.6.2 Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (3)

     4.1 Trust Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee). (1)

     4.2 Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee). (1)

     4.3 Trust Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee). (1)
 .
     4.4 Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated,
            LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership (1)

     4.5    Form of Senior Secured Bond (included in Exhibit 4.1). (1)

     4.6    Form of Cottage Grove First Mortgage Bond (included in Exhibit
            4.2). (1)

     4.7    Form of Whitewater First Mortgage Bond (included in Exhibit
            4.3). (1)

     10.1 Operation and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as Owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999.(*)

     10.2 Operation and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc. as Operator dated as of April 15, 1999.(*)

     27.1   Financial Data Schedule - LS Power Funding Corporation

     27.2   Financial Data Schedule - LSP - Cottage Grove, L.P.

     27.3   Financial Data Schedule - LSP - Whitewater Limited Partnership

-------------
(*) Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1) Incorporated herein by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or to the Form 10-K (File No. 33-95928) filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

(2) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1996.

(3) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.




SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:          /s/ Thomas F. Schwartz
         ----------------------------
         Name:    Thomas F. Schwartz
         Title:   Vice President and Assistant Treasurer

Date:    May 17, 1999

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:          /s/ Thomas F. Schwartz
         ----------------------------
         Name:    Thomas F. Schwartz
         Title:   Vice President and Assistant Treasurer

Date:    May 17, 1999

LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner


By:          /s/ Thomas F. Schwartz
         ----------------------------
         Name:    Thomas F. Schwartz
         Title:   Vice President and Assistant Treasurer

Date:    May 17, 1999

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                                          Page
                                                                                                          ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                                   F-2
   Statements of Income for the Three Months Ended March 31, 1999 and 1998 (unaudited)                     F-3
   Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (unaudited)                 F-4
   Notes to Condensed Financial Statements (unaudited)                                                     F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                                   F-6
   Statements of Income for the Three Months Ended March 31, 1999 and 1998 (unaudited)                     F-7
   Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (unaudited)                 F-8
   Notes to Condensed Financial Statements (unaudited)                                                     F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                                  F-12
   Statements of Income for the Three Months Ended March 31, 1999 and 1998 (unaudited)                    F-13
   Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (unaudited)                F-14
   Notes to Condensed Financial Statements (unaudited)                                                    F-15

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)



                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999           1998
                                                                   --------     ------------
                      ASSETS                                      (Unaudited)

CURRENT ASSETS:
     Cash                                                          $      1        $      1
     Interest receivable on First Mortgage Bonds                      6,472              --
                                                                   --------        --------
          Total current assets                                        6,473               1

INVESTMENT IN FIRST MORTGAGE BONDS                                  332,000         332,000
                                                                   --------        --------

          Total assets                                             $338,473        $332,001
                                                                   ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on Senior Secured Bonds       $  6,472        $      --

SENIOR SECURED BONDS PAYABLE                                        332,000         332,000
                                                                   --------        --------
          Total liabilities                                         338,472         332,000
                                                                   --------        --------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
          100 shares issued and outstanding                              --              --
     Additional paid-in capital                                           1               1
                                                                   --------        --------
          Total stockholders' equity                                      1               1
                                                                   --------        --------

          Total liabilities and stockholders' equity               $338,473        $332,001
                                                                   ========        ========


     The accompanying notes to the financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (dollars in thousands)





                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                     1999             1998
                                  -----------      -----------

              Interest income     $     6,472      $     6,472

              Interest expense          6,472            6,472
                                  -----------      -----------
              Net income          $        --      $        --
                                  ===========      ===========


     The accompanying notes to the financial statements are an integral part of these statements.

                       LS POWER FUNDING CORPORATION
                   STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (dollars in thousands)


                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             1999            1998
                                                         ------------     -----------
              CASH PROVIDED BY OPERATING ACTIVITIES      $         --     $        --

              CASH PROVIDED BY INVESTING ACTIVITIES                --              --

              CASH PROVIDED BY FINANCING ACTIVITIES                --              --
                                                         ------------     -----------

                    NET INCREASE (DECREASE) IN CASH                --              --

                 CASH, beginning of period                          1               1
                                                         ------------     -----------
                 CASH, end of period                     $          1     $         1
                                                         ============     ===========



       The accompanying notes to the financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1999 and the statements of income and cash flows for the periods ended March 31, 1999 and 1998 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 1999, and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998.

     The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   ORGANIZATION

     Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities located in Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

                       LSP-COTTAGE GROVE, L.P.
                            BALANCE SHEETS
                 MARCH 31, 1999 AND DECEMBER 31, 1998
                        (dollars in thousands)





                                                              MARCH 31,         DECEMBER 31,
                                                                 1999              1998
                                                               --------          --------
                                                             (Unaudited)


                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $    928          $    918
     Restricted cash                                             13,704             7,827
     Accounts receivable - trade                                  4,610             4,560
     Accounts receivable - other                                    702             1,227
     Fuel inventories                                               303             1,448
     Fuel held for resale                                           203               401
     Spare parts inventories                                        423               486
     Other current assets                                           237               280
                                                               --------          --------
          Total current assets                                   21,110            17,147

NET INVESTMENT IN LEASE (Note 4)                                235,829           235,566

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization:  March 31, 1999 (unaudited), $936;
     December 31, 1998, $867                                      6,186             6,255

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                           6,585             6,043

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                1                 1
                                                               --------          --------

          Total assets                                         $269,711          $265,012
                                                               ========          ========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                          $    688          $  2,122
     Retainage payable                                            5,443             5,443
     Interest payable                                             3,021                --
     Accrued expenses                                             1,459               243
                                                               --------          --------
          Total current liabilities                              10,611             7,808

FIRST MORTGAGE BONDS PAYABLE                                    155,000           155,000
                                                               --------          --------
          Total liabilities                                     165,611           162,808

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                               104,100           102,204
                                                               --------          --------

          Total liabilities and partners' capital              $269,711          $265,012
                                                               ========          ========



   The accompanying notes to the financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (dollars in thousands)




                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                          1999               1998
                                        --------           --------
OPERATING REVENUES:
    Lease                               $  5,306           $  5,273
    Service                                5,475              4,067
    Other                                  1,430                721
                                        --------           --------
                                          12,211             10,061

OPERATING EXPENSES:
     Cost of services                      7,203              5,172
                                        --------           --------

OPERATING INCOME                           5,008              4,889


NONOPERATING INCOME (EXPENSE):
     Interest expense                     (3,096)            (3,087)
     Interest income                         204                327
                                        --------           --------


Net income                              $  2,116           $  2,129
                                        ========           ========



   The accompanying notes to the financial statements are an integral part of these statements.

                               LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (dollars in thousands)




                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  1999              1998
                                                                                -------           -------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                        $ 2,116           $ 2,129
              Adjustments to reconcile net income to net cash provided
                by operating activities:
                   Amortization of unearned lease income                         (5,306)           (5,273)
                   Minimum lease payments received                                5,043             4,902
                   Amortization of debt issuance and financing costs                 69                65
                   Decrease (increase) in accounts receivable - trade               (50)               42
                   Decrease in accounts receivable - other                          525             3,012
                   Decrease in fuel inventories                                   1,343             1,469
                   Increase (decrease) in spare parts inventories                    63               (53)
                   Increase (decrease) in other current assets                       43              (111)
                   Decrease in accounts payable                                  (1,434)           (1,976)
                   Increase in interest payable                                   3,021             3,021
                   Increase in accrued expenses                                   1,216             1,288
                                                                                -------           -------
         Net cash flows provided by operating activities                          6,649             8,515
                                                                                -------           -------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of equipment                                                   --              (45)
              Increase in restricted cash                                        (5,877)           (7,799)
                                                                                -------           -------
         Net cash used in investing activities                                   (5,877)           (7,844)
                                                                                -------           -------

         CASH FLOWS FROM FINANCING ACTIVITIES
              Partner distributions                                                (220)               --
              Increase in receivable from affiliate                                (542)               --
                                                                                -------           -------
         Net cash used in financial activities                                      762                --
                                                                                -------           -------

         INCREASE IN CASH AND CASH EQUIVALENTS                                       10               671
         CASH AND CASH EQUIVALENTS, beginning of period                             918             8,816
                                                                                -------           -------
         CASH AND CASH EQUIVALENTS, end of period                               $   928           $ 9,487
                                                                                =======           =======



The accompanying notes to the financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 1999 and the statements of income and cash flows for the periods ended March 31, 1999 and 1998 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1999, and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.


2.       ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc., a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove, Inc. are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

         The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

         All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company (the "Utility") under a 30-year power purchase agreement (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company (the "Steam Purchaser") under a 30-year thermal energy sales agreement.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market at March 31, 1999 and 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

NOTE RECEIVABLE FROM AFFILIATE

         At March 31, 1999, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

RETAINAGE PAYABLE

         As of March 31, 1999 (unaudited) and December 31, 1998, the amount in retainage payable represented project costs and are eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

         All of the electric capacity and energy generated by the Facility is sold to the Utility under a 30-year power purchase agreement (the "Power Purchase Agreement"). The Power Purchase Agreement has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 4).

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

4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 1999, are as follows (dollars in thousands):


                Gross Investment in Lease                       $  542,764
                Unearned Income on Lease                          (306,935)
                                                                ----------
                Net Investment in Lease                         $  235,829
                                                                ==========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

                        LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)





                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999              1998
                                                                                  --------          --------
                                                                                 (Unaudited)

                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $    829          $  1,181
     Restricted cash                                                                13,210             6,289
     Accounts receivable - trade                                                     4,363             4,512
     Accounts receivable - other                                                     1,675             1,885
     Fuel inventories                                                                  332               743
     Spare parts inventories                                                           677               641
     Other current assets                                                              787               552
                                                                                  --------          --------
        Total current assets                                                        21,873            15,803

NET INVESTMENT IN LEASE (Note 4)                                                   263,167           263,048

GREENHOUSE FACILITY, net                                                             8,065             8,172

DEBT ISSUANCE AND FINANCE COSTS, net of accumulated
amortization:  March 31, 1999 (unaudited), $962; December 31, 1998, $882             6,261             6,341

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                                              6,900             6,900

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                   1                 1
                                                                                  --------          --------

        Total assets                                                              $306,267          $300,265
                                                                                  --------          --------

        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                             $    921          $  2,177
     Retainage payable                                                               5,587             5,587
     Interest payable                                                                3,451                --
     Accrued expenses                                                                2,954             1,386
                                                                                  --------          --------
        Total current liabilities                                                   12,913             9,150

FIRST MORTGAGE BONDS PAYABLE                                                       177,000           177,000
                                                                                  --------          --------
        Total liabilities                                                          189,913           186,150

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                                  116,354           114,115
                                                                                  --------          --------

        Total liabilities and partners' capital                                   $306,267          $300,265
                                                                                  ========          ========




The accompanying notes to the financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (dollars in thousands)



                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              1999               1998
                                            --------           --------
OPERATING REVENUES:
     Lease                                  $  5,855           $  5,834
     Service                                   6,395              5,790
     Other                                       281                427
                                            --------           --------
                                              12,531             12,051
                                            --------           --------

OPERATING EXPENSES:
     Cost of services                          6,792              6,827
     Greenhouse operating expenses               196                175
                                            --------           --------
                                               6,988              7,002
                                            --------           --------

OPERATING INCOME                               5,543              5,049


NON-OPERATING INCOME (EXPENSE):
     Interest expense                         (3,533)            (3,517)
     Interest income                             229                297
                                            --------           --------

Net income                                  $  2,239           $  1,829
                                            ========           ========


   The accompanying notes to the financial statements are an integral part of these statements.

                   LSP-WHITEWATER LIMITED PARTNERSHIP
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (dollars in thousands)



                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  1999              1998
                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $ 2,239           $ 1,829
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Amortization of unearned lease income                      (5,855)           (5,834)
       Minimum lease payments received                             5,736             5,598
       Amortization of debt issuance and financing costs              80                66
       Depreciation                                                  107                96
       Decrease (increase) in accounts receivable - trade            149              (424)
       Decrease in accounts receivable - other                       210             2,195
       Decrease in fuel inventories                                  411             1,166
       Increase in spare parts inventories                           (36)              (30)
       Decrease (increase) in other current assets                  (235)               52
       Decrease in accounts payable                               (1,256)           (3,562)
       Increase in interest payable                                3,451             3,450
       Increase in accrued expenses                                1,568             1,702
                                                                 -------           -------
Net cash provided by operating activities                          6,569             6,304
                                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                            --            (1,015)
     Increase in restricted cash                                  (6,921)           (4,984)
                                                                 -------           -------
Net cash used in investing activities                             (6,921)           (5,999)
                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES                                  --                --
                                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (352)              305
CASH AND CASH EQUIVALENTS, beginning of period                     1,181             7,749
                                                                 -------           -------
CASH AND CASH EQUIVALENTS, end of period                         $   829           $ 8,054
                                                                 =======           =======


The accompanying notes to the financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 1999 and the statements of income and cash flows for the periods ended March 31, 1999 and 1998 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1999 and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.


2.       ORGANIZATION

         LSP-Whitewater Limited Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC ("Cogentrix Whitewater"). Cogentrix Whitewater and TPC Whitewater, Inc. are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix Whitewater is Cogentrix Energy, Inc. ("Cogentrix Energy").

         The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership.

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

NOTE RECEIVABLE FROM AFFILIATE

         At March 31, 1999 (unaudited), the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

GREENHOUSE FACILITY

         Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively.

RETAINAGE PAYABLE

         As of March 31, 1999 (unaudited) and December 31,1998, the amount in retainage payable represented project costs and are eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

         The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to the Utility pursuant to the Power Purchase Agreement. The Power Purchase Agreement has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 4).

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

SERVICE REVENUE

         Service revenues represent reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to the Steam Purchaser.

COST OF SERVICES

         Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchasers.

4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 1999 are as follows (dollars in thousands):


                Gross Investment in Lease                $    587,361
                Unearned Income on Lease                     (324,194)
                                                         ------------
                Net Investment in Lease                  $    263,167
                                                         ============

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.