Form 10-Q
period 1999-06-30
LS POWER FUNDING CORP
filed 1999-08-16
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                            LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                                             81-0493289
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

                          LS POWER FUNDING CORPORATION
                            LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                     INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                     PART I
                                     ------
                                                                                                Page
                                                                                                ----

       Item 1.    Condensed Financial Statements                                                   3
       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    3


                                    PART II
                                    -------

       Item 6.    Exhibits and Reports on Form 8-K                                                 9

                  Signatures                                                                      11

                  Financial Statement Index                                                      F-1

PART I/ITEM 1.    CONDENSED FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively, as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, filed by Funding and the Partnerships.

PART I/ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing Funding and the Partnerships' recent historical financial results and condition, the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Funding and the Partnerships that are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties that could cause Funding's and the Partnerships' actual results to differ materially from the forward-looking statements.

GENERAL

         Cottage Grove is a single-purpose Delaware limited partnership established in December, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single-purpose Delaware limited partnership established in December, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and, collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater ("TPC Whitewater") and is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and, collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

         The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."
Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms which is the commencement of commercial operations for each Facility. The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs. The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of energy dispatched by the utility at each Facility and, to a lesser extent, the level of thermal energy required by the steam hosts.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues decreased approximately 3.8% for the second quarter of 1999 as compared to the second quarter of 1998. This decrease was primarily the result of a decrease in other income. The decrease in other income resulted from a decrease in excess fuel remarketed to third party purchasers. This decrease was partially offset by an increase in service revenue representing an increase in megawatt hours provided to the purchasing utility.

         Operating revenues increased approximately 7.9% for the six-months ended June 30, 1999 as compared to the first six months of 1998. This increase was primarily a result of the factors discussed above: an increase in megawatt hours provided to the purchasing utility, offset by a decrease in excess fuel remarketed to third party purchasers.

         Cost of services remained fairly consistent for the second quarter of 1999 as compared to the second quarter of 1998. Although the number of megawatt hours produced in the second quarter of 1999 as compared to the second quarter of 1998 increased, fuel expense, a component of cost of services, decreased as the result of lower gas prices in the second quarter of 1999. This decrease was partially offset by an increase in other variable operating expenses related to increased megawatt hours provided to the purchasing utility.

         Cost of services increased approximately 17.5% for the six-months ended June 30, 1999 as compared to the first six months of 1998. This was primarily the result of an increase in fuel expense, a component of cost of services, related to the increase in megawatt hours provided to the purchasing utility. The increase in fuel expense was partially offset by lower fuel prices in the first six months of 1999 as compared to the first six months of 1998. To a lesser extent, the increase in cost of services is related to the increase in other variable operating expenses discussed above.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Whitewater

         Operating revenues decreased approximately 10% for the second quarter of 1999 as compared to the second quarter of 1998. This decrease was primarily a result of a decrease in service revenue. The decrease in service revenue resulted from a significant decrease in megawatt hours provided to the purchasing utility during the second quarter of 1999 as compared to 1998 as a result of unscheduled maintenance incurred at the Facility.

         Operating revenues decreased approximately 3.7% for the six-months ended June 30, 1999 as compared to the corresponding period of 1998. This decrease was primarily the result of the factor discussed above: unscheduled maintenance incurred at the Facility in the second quarter of 1999. The decrease in operating revenues for the six-months ended June 30, 1999 was offset by a significant increase in megawatt hours sold to the purchasing utility during the first three months of 1999.

         Cost of services decreased approximately 19.1% for the second quarter of 1999 as compared to the second quarter of 1998. This decrease is primarily the result of a decrease in fuel expense due to lower fuel prices in the second quarter of 1999 as compared to the second quarter of 1998 and a decrease in megawatt hours provided to the purchasing utility.

         Cost of services decreased 10.2% for the six-months ended June 30, 1999 as compared to the corresponding period of 1998. Although the Whitewater Facility provided approximately the same amount of megawatt hours to the purchasing utility during the six-months ended June 30, 1999 as compared to the corresponding period of 1998, fuel expense, a component of cost of services, decreased in the first six months of 1999 as compared to the first six months of 1998.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

FACILITY CONSTRUCTION

The Cottage Grove Facility

         Effective September 30, 1997, Cottage Grove and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1999, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

The Whitewater Facility

         Effective September 18, 1997, Whitewater and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Whitewater Facility's construction, extension of certain warranty periods and certain financial concessions. As of June 30, 1999, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

OPERATIONS AND MAINTENANCE

Operations and Maintenance Agreements

         Each of the Cottage Grove and Whitewater Facilities was operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and, collectively, the "O&M Agreements").

         On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each made a payment to Westinghouse Services pursuant to its respective O&M Agreement in an amount equal to approximately $320,000. Each O&M Agreement has been replaced with a substantially similar agreement to the applicable O&M Agreement. The new operations and maintenance agreements were executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc., respectively, each of which is an indirect subsidiary of Cogentrix Energy.

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal components of operating cash flow for the six-month period ending June 30, 1999 were net income of $3.5 million, $0.1 million for amortization of debt issuance and financing costs and a net $3.2 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.5 million. Cash flow provided by operating activities of $6.3 million, cash released from escrow of $0.1 million, and $0.2 million of cash on hand at the beginning of the period was primarily used to make partner distributions of $6.1 million and lend $0.5 million to an affiliate.

Whitewater

         The principal components of operating cash flow for the six-month period ended June 30, 1999 were net income of $5.1 million and $0.4 million for depreciation and amortization of debt issuance and financing costs, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.3 million and a net $0.6 million use of cash provided by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $4.6 million and $0.1 million of cash released from escrow was primarily used to fund $3.5 million in partner distributions and to lend $0.6 million to an affiliate.

         The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to the Partnerships were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities, (ii) pay interest on the Partnerships' First Mortgage Bonds during construction and
(iii) maintain a debt service reserve fund as required by certain financing documents (currently equal to $6,585,000 and $7,519,000 for Cottage Grove and Whitewater, respectively). During the year ended December 31, 1998 and the six-month period ended June 30, 1999, the Partnership has transferred the cash required to be held in the debt service reserve fund to an affiliate of one of the limited partners, Cogentrix Energy, Inc. The required funds are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of Cogentrix Energy.

         As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At June

30, 1999, the balances of the Contingency Fund accounts were $1,426,000 for Cottage Grove and $345,000 for Whitewater.

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

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At June 30, 1999, no loans were outstanding under the working capital facilities.

         The Partnerships expect that payments from the utilities under each of their Power Purchase Agreements will provide the substantial majority of their revenues. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy that it requests from the related Partnership.

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

YEAR 2000 COMPLIANCE

         The Partnerships continue to assess their readiness with the Year 2000 issue. The Partnerships' corporate business critical systems were Year 2000 compliant at June 30, 1999. They expect that all other business critical systems such as embedded technology systems, business partners and vendor systems will be Year 2000 compliant by the fourth quarter of 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for the embedded technology at the Facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. The Partnerships' facilities, as currently configured, require no action to be Year 2000 operational, but remediation is underway and scheduled for completion by October, 1999 to address non-operational Year 2000 functions. The Partnerships will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and the Partnership's exposure to their efforts. The Partnerships have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended June 30, 1999. At this time, the Partnerships do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. The Partnerships have developed contingency plans for all of the critical systems. These plans were developed to address their most likely worse case scenario, which is the inability of the Facilities to produce and distribute power. These plans have been tested, and appear to be adequate. Despite management's current expectations, the Facilities cannot guarantee that no interruptions or other limitations of financial and operating system functionality or that the Partnerships will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

PART 2/ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

           3.1    Certificate of Incorporation of LS Power Funding Corporation
                  (1)
           3.2    Bylaws of LS Power Funding Corporation (1)
           3.3    Certificate of Limited Partnership of LSP-Cottage Grove, L.P.
                  (1)
           3.4    Amended and Restated Partnership Agreement dated as of June
                  30, 1995 among LSP-Cottage Grove, Inc., Granite Power
                  Partners, L.P. and TPC Cottage Grove, Inc. (1)
         3.4.1    Amendment No. 1 to the Cottage Grove Partnership Agreement
                  (2)
         3.4.2    Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of
                  LSP-Cottage Grove, L.P. (3)
         3.4.3    Third Amendment, dated December 11, 1998, to the Amended and
                  Restated Limited Partnership Agreement of LSP-Cottage Grove,
                  L.P.
           3.5    Certificate of Limited Partnership of LSP-Whitewater Limited
                  Partnership (1)
           3.6    Amended and Restated Partnership Agreement dated as of June
                  30, 1995 among LSP-Whitewater I, Inc., Granite Power
                  Partners, L.P. and TPC Whitewater, Inc. (1)
         3.6.1    Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of
                  LSP-Whitewater Limited Partnership (3)
         3.6.2    Second Amendment, dated December 11, 1998, to the Amended and
                  Restated Limited Partnership Agreement of LSP-Whitewater
                  Limited Partnership (3)
           4.1    Trust Indenture dated as of May 1, 1995 by and among LS Power
                  Funding Corporation and IBJ Schroder Bank & Trust Company, as
                  Trustee, with respect to the Senior Secured Bonds (as
                  Supplemented by the First Supplemental Indenture dated as of
                  May 1, 1995 by and among LS Power Funding Corporation and IBJ
                  Schroder Bank & Trust Company, as Trustee (1)
           4.2    Trust Indenture dated as of May 1, 1995 by and among
                  LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust
                  Company, as Trustee with respect to the Cottage Grove First
                  Mortgage Bonds (as supplemented by the First Supplemental
                  Indenture dated as of May 1, 1995 by and among LSP-Cottage
                  Grove, L.P. and IBJ Schroder Bank & Trust Company, as
                  Trustee) (1)
           4.3    Trust and Indenture dated as of May 1, 1995 by and among
                  LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                  Trust Company, as Trustee, with respect to the Whitewater
                  First Mortgage Bonds (as supplemented by the First
                  Supplemental Indenture dated as of May 1, 1995 by and among
                  LSP-Whitewater Limited Partnership and IBJ Schroder Bank &
                  Trust Company, as Trustee) (1)
           4.4    Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co.
                  Incorporated, LS Power Funding Corporation, LSP-Cottage
                  Grove, L.P., and LSP-Whitewater Limited Partnership (1)
           4.5    Form of Senior Secured Bond (included in Exhibit 4.1) (1)
           4.6    Form of Cottage Grove First Mortgage Bond (included in
                  Exhibit 4.2) (1)
           4.7    Form of Whitewater First Mortgage Bond (included in Exhibit
                  4.3) (1)
          27.1    Financial Data Schedule - LS Power Funding Corporation (for
                  SEC use only)
          27.2    Financial Data Schedule - LSP - Cottage Grove, L.P. (for SEC
                  use only)
          27.3    Financial Data Schedule - LSP - Whitewater Limited
                  Partnership (for SEC use only)

(a)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter covered by this report.

         (1)      Incorporated herein by reference to the Registration
                  Statement on Form S-4 (File No. 33-95928) filed by LS Power
                  Funding Corporation, LSP-Cottage Grove, L.P. and
                  LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or to the Form 10-K (File No. 33-95928) filed for the fiscal year ended December 31, 1995 by LS Power Funding
                  Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater
                  Limited Partnership.
         (2)      Incorporated herein by reference to the Form 10-Q (File No.
                  33-95928) filed August 14, 1996
         (3)      Incorporated herein by reference to the Form 10-K (File No.
                  33-95928) filed April 15, 1998

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:                   /s/ Thomas F. Schwartz
        ------------------------------------
        Name:    Thomas F. Schwartz
        Title:   Vice President and Assistant Treasurer

Date:   August 16, 1999

LSP-COTTAGE GROVE, L.P.

By:  LSP-Cottage Grove, Inc.
Its: General Partner


By:                   /s/ Thomas F. Schwartz
        ------------------------------------
        Name:    Thomas F. Schwartz
        Title:   Vice President and Assistant Treasurer

Date:   August 16, 1999

LSP-WHITEWATER LIMITED PARTNERSHIP

By:  LSP-Whitewater I, Inc.
Its: General Partner


By:                   /s/ Thomas F. Schwartz
         -----------------------------------
         Name:    Thomas F. Schwartz
         Title:   Vice President and Assistant Treasurer

Date:    August 16, 1999

                          LS POWER FUNDING CORPORATION
                            LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                           FINANCIAL STATEMENT INDEX

                                                                                                          Page
                                                                                                          ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                                   F-2
   Statements of Income for the Three-Months and Six-Months Ended June 30, 1999
         and 1998 (unaudited)                                                                             F-3
   Statements of Cash Flows for the Six-Months Ended June 30, 1999 and 1998 (unaudited)                   F-4
   Notes to Condensed Financial Statements (unaudited)                                                    F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                                   F-6
   Statements of Income for the Three-Months and Six-Months Ended June 30, 1999
         and 1998 (unaudited)                                                                             F-7
   Statements of Cash Flows for the Six-Months Ended June 30, 1999 and 1998 (unaudited)                   F-8
   Notes to Condensed Financial Statements (unaudited)                                                    F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                                   F-12
   Statements of Income for the Three-Months and Six-Months Ended June 30, 1999
         and 1998 (unaudited)                                                                             F-13
   Statements of Cash Flows for the Six-Months Ended June 30, 1999 and 1998 (unaudited)                   F-14
   Notes to Condensed Financial Statements (unaudited)                                                    F-15

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)



                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1999                 1998
                                                                                  -----------           ---------
                       ASSETS                                                     (Unaudited)

CURRENT ASSETS:
     Cash                                                                           $       1           $       1

INVESTMENT IN FIRST MORTGAGE BONDS                                                    332,000             332,000
                                                                                    ---------           ---------
          Total assets                                                              $ 332,001           $ 332,001
                                                                                    =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY:
     Senior Secured bonds payable                                                   $ 332,000           $ 332,000


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                                                 --                  --
     Additional paid-in capital                                                             1                   1
                                                                                    ---------           ---------
          Total stockholders' equity                                                        1                   1
                                                                                    ---------           ---------
          Total liabilities and stockholders' equity                                $ 332,001           $ 332,001
                                                                                    =========           =========


  The accompanying notes to the financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)





                            THREE-MONTHS ENDED JUNE 30,         SIX-MONTHS ENDED JUNE 30,
                             -------------------------         ---------------------------
                               1999             1998              1999             1998
                             --------         --------         ---------         ---------

Interest income              $  6,472         $  6,472         $  12,943         $  12,943

Interest expense                6,472            6,472            12,943            12,943
                             --------         --------         ---------         ---------

Net income                   $     --         $     --         $      --         $      --
                             ========         ========         =========         =========

Earnings Per Common Share    $      0         $      0         $       0         $       0
                             ========         ========         =========         =========



  The accompanying notes to the financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)





                                                                                      SIX-MONTHS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                       1999               1998
                                                                                    ---------           ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                               $      --           $      --

CASH PROVIDED BY INVESTING ACTIVITIES                                                      --                  --

CASH PROVIDED BY FINANCING ACTIVITIES                                                      --                  --
                                                                                    ---------           ---------

      NET INCREASE (DECREASE) IN CASH                                                      --                  --

CASH, beginning of period                                                                   1                   1
                                                                                    ---------           ---------
CASH, end of period                                                                 $       1           $       1
                                                                                    =========           =========


  The accompanying notes to the financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED


1.       FINANCIAL STATEMENTS

     The balance sheet as of June 30, 1999 and the statements of income and cash flows for the periods ended June 30, 1999 and 1998 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of June 30, 1999, and the results of its operations and its cash flows for the periods ended June 30, 1999 and 1998.

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

2.   ORGANIZATION

     Funding was established on June 23, 1995 as a special-purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single-purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

                            LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)


                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1999                1998
                                                                                   -----------          ---------
                                                                                   (Unaudited)

                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                      $     693           $     918
     Restricted cash                                                                    7,690               7,827
     Accounts receivable - trade                                                        3,514               4,560
     Accounts receivable - other                                                          444               1,227
     Fuel inventories                                                                     590               1,448
     Fuel held for resale                                                                  --                 401
     Spare parts inventories                                                              431                 486
     Other current assets                                                                 172                 280
                                                                                    ---------           ---------
          Total current assets                                                         13,534              17,147


NET INVESTMENT IN LEASE (Note 4)                                                      236,098             235,566

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization:  June 30, 1999 (unaudited), $1,006;
     December 31, 1998, $867                                                            6,116               6,255

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                                                 6,585               6,043

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                      1                   1
                                                                                    ---------           ---------

          Total assets                                                              $ 262,334           $ 265,012
                                                                                    =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                               $     298           $   2,122
     Retainage payable                                                                  5,443               5,443
     Accrued expenses                                                                   2,045                 243
                                                                                    ---------           ---------
          Total current liabilities                                                     7,786               7,808

FIRST MORTGAGE BONDS PAYABLE                                                          155,000             155,000
                                                                                    ---------           ---------
          Total liabilities                                                           162,786             162,808

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                                      99,548             102,204
                                                                                    ---------           ---------

          Total liabilities and partners' capital                                   $ 262,334           $ 265,012
                                                                                    =========           =========


  The accompanying notes to the financial statements are an integral part of these balance sheets.

                            LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)



                                                       THREE-MONTHS ENDED JUNE 30,         SIX-MONTHS ENDED JUNE 30,
                                                     ----------------------------          -------------------------
                                                       1999                1998              1999              1998
                                                     --------            --------          --------         --------

OPERATING REVENUES:
    Lease                                            $  5,312            $  5,280          $ 10,618         $ 10,553
    Service                                             5,501               4,953            10,976            9,020
    Other                                                 338               1,357             1,768            2,078
                                                     --------            --------          --------         --------
                                                       11,151              11,590            23,362           21,651

OPERATING EXPENSES:
     Cost of services                                   6,924               6,846            14,127           12,018
                                                     --------            --------          --------         --------
OPERATING INCOME                                        4,227               4,744             9,235            9,633

NON-OPERATING INCOME (EXPENSE):
     Interest expense                                  (3,107)             (3,087)           (6,203)          (6,174)
     Interest income                                      217                 281               421              608
                                                     --------            --------          --------         --------
Net income                                           $  1,337            $  1,938          $  3,453         $  4,067
                                                     ========            ========          ========         ========


  The accompanying notes to the financial statements are an integral part of these statements.

                            LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)


                                                                                     SIX-MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                      1999                1998
                                                                                    --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  3,453            $  4,067
     Adjustments to reconcile net income to net cash provided
     by operating activities:
          Amortization of unearned lease income                                      (10,618)            (10,553)
          Minimum lease payments received                                             10,086               9,804
          Amortization of debt issuance and financing costs                              139                 131
          Decrease in accounts receivable - trade                                      1,046               2,505
          (Increase) decrease in accounts receivable - other                             783                (212)
          Decrease in fuel inventories                                                 1,259               1,024
          Decrease in spare parts inventories                                             55                 126
          (Increase) decrease in other current assets                                    108                 (42)
          Decrease in accounts payable                                                (1,824)             (1,268)
          Increase in accrued expenses                                                 1,802               1,022
                                                                                    --------            --------
Net cash flows provided by operating activities                                        6,289               6,604
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in restricted cash                                              137              (2,617)
                                                                                    --------            --------
Net cash provided by (used in) investing activities                                      137              (2,617)
                                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                                            (6,109)            (12,528)
     Increase in receivable from affiliate                                              (542)                 --
                                                                                    --------            --------
Net cash used in financing activities                                                 (6,651)            (12,528)
                                                                                    --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (225)             (8,541)
CASH AND CASH EQUIVALENTS, beginning of period                                           918               8,816
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, end of period                                            $    693            $    275
                                                                                    ========            ========


  The accompanying notes to the financial statements are an integral part of these statements.

                            LSP-COTTAGE GROVE, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED


1.       FINANCIAL STATEMENTS

         The balance sheet as of June 30, 1999 and the statements of income and cash flows for the periods ended June 30, 1999 and 1998 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1999, and the results of its operations and its cash flows for the periods ended June 30, 1999 and 1998.

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


2.       ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove, Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy").

         The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special-purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

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

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market at June 30, 1999 and December 31, 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

NOTE RECEIVABLE FROM AFFILIATE

         At June 30, 1999, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the six-month LIBOR rate plus 0.25%, and is due December 15, 2016.

RETAINAGE PAYABLE

         As of June 30, 1999 and December 31, 1998, the amount in retainage payable represented construction costs due to Westinghouse Electric Corporation and is eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

         All of the electric capacity and energy generated by the Facility is sold to the Utility under the Power Purchase Agreement. The Power Purchase Agreement has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see
Note 4).

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of June 30, 1999, and for the three-months and six-months ended June 30, 1999.

4.       SALES-TYPE CAPITAL LEASE

         On the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at June 30, 1999 are as follows (dollars in thousands):

            Gross Investment in Lease                   $  537,721
            Unearned Income on Lease                      (301,623)
                                                        ----------
            Net Investment in Lease                     $  236,098
                                                        ==========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1999                1998
                                                                                   ----------           ---------
                                                                                   (Unaudited)
                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                      $   1,762           $   1,181
     Restricted cash                                                                    6,154               6,289
     Accounts receivable - trade                                                        4,960               4,512
     Accounts receivable - other                                                        1,239               1,885
     Fuel inventories                                                                     434                 743
     Spare parts inventories                                                              583                 641
     Other current assets                                                                 723                 552
                                                                                    ---------           ---------
        Total current assets                                                           15,855              15,803

NET INVESTMENT IN LEASE (Note 4)                                                      263,289             263,048

GREENHOUSE FACILITY, net                                                                7,955               8,172

DEBT ISSUANCE AND FINANCE COSTS, net of accumulated
amortization:  June 30, 1999 (unaudited), $1,049; December 31, 1998, $882               6,174               6,341

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                                                 7,519               6,900

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                      1                   1
                                                                                    ---------           ---------

        Total assets                                                                $ 300,793           $ 300,265
                                                                                    =========           =========


            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                                               $     463           $   2,177
     Retainage payable                                                                  5,587               5,587
     Accrued expenses                                                                   2,071               1,386
                                                                                    ---------           ---------
        Total current liabilities                                                       8,121               9,150

FIRST MORTGAGE BONDS PAYABLE                                                          177,000             177,000
                                                                                    ---------           ---------
        Total liabilities                                                             185,121             186,150

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                                     115,672             114,115
                                                                                    ---------           ---------

        Total liabilities and partners' capital                                     $ 300,793           $ 300,265
                                                                                    =========           =========


  The accompanying notes to the financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)




                                                      THREE-MONTHS ENDED JUNE 30,          SIX-MONTHS ENDED JUNE 30,
                                                     ----------------------------          -------------------------
                                                       1999                1998              1999             1998
                                                     --------            --------          --------         --------

OPERATING REVENUES:
     Lease                                           $  5,858            $  5,839          $ 11,713         $ 11,673
     Service                                            5,523               7,003            11,918           12,793
     Greenhouse                                         1,427               1,421             1,427            1,421
     Other                                                311                 309               592              736
                                                     --------            --------          --------         --------
                                                       13,119              14,572            25,650           26,623

OPERATING EXPENSES:
     Cost of services                                   6,064               7,493            12,856           14,320
     Greenhouse operating expenses                        881                 875             1,077            1,050
                                                     --------            --------          --------         --------
                                                        6,945               8,368            13,933           15,370

OPERATING INCOME                                        6,174               6,204            11,717           11,253

NON-OPERATING INCOME (EXPENSE):
     Interest expense                                  (3,552)             (3,517)           (7,085)          (7,034)
     Interest and other income                            241                 248               470              545
                                                     --------            --------          --------         --------
Net income                                           $  2,863            $  2,935          $  5,102         $  4,764
                                                     ========            ========          ========         ========


  The accompanying notes to the financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)




                                                                                      SIX-MONTHS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                      1999                 1998
                                                                                    ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $   5,102           $   4,764
     Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of unearned lease income                                           (11,713)            (11,673)
      Minimum lease payments received                                                  11,472              11,196
      Amortization of debt issuance and financing costs                                   167                 133
      Depreciation                                                                        217                 199
      (Increase) decrease in accounts receivable - trade                                 (448)              1,924
      (Increase) decrease in accounts receivable - other                                  646                (440)
      Decrease in fuel inventories                                                        309               1,081
      (Increase) decrease in spare parts inventories                                       58                (172)
      Increase in other current assets                                                   (171)               (103)
      Decrease in accounts payable                                                     (1,714)             (4,071)
      Increase in accrued expenses                                                        685               1,639
                                                                                    ---------           ---------
Net cash provided by operating activities                                               4,610               4,477
                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                                                                 --                (222)
     Decrease in restricted cash                                                          135                 321
                                                                                    ---------           ---------
Net cash provided by investing activities                                                 135                  99
                                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                                             (3,545)            (11,373)
     Increase in receivable from affiliate                                               (619)                 --
                                                                                    ---------           ---------
Net cash used in financing activities                                                  (4,164)            (11,373)
                                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      581              (6,797)
CASH AND CASH EQUIVALENTS, beginning of period                                          1,181               7,749
                                                                                    ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                            $   1,762           $     952
                                                                                    =========           =========


  The accompanying notes to the financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED


1.       FINANCIAL STATEMENTS

         The balance sheet as of June 30, 1999 and the statements of income and cash flows for the periods ended June 30, 1999 and 1998 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1999 and the results of its operations and its cash flows for the periods ended June 30, 1999 and 1998.

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

         The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special-purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership.

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


RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market at June 30, 1999 and December 31, 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

NOTE RECEIVABLE FROM AFFILIATE

         At June 30, 1999, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the six-month LIBOR rate plus 0.25%, and is due December 15, 2016.

GREENHOUSE FACILITY

         Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively.

RETAINAGE PAYABLE

         As of June 30, 1999 and December 31,1998, the amount in retainage payable represented construction costs due to Westinghouse Electric Corporation and are eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of June 30, 1999, and for the three-months and six-months ended June 30, 1999.

COST OF SERVICES

         Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchaser.


4.       SALES-TYPE CAPITAL LEASE

         On the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at June 30, 1999 are as follows (dollars in thousands):

                Gross Investment in Lease                $    581,625
                Unearned Income on Lease                     (318,336)
                                                         ------------
                Net Investment in Lease                  $    263,289
                                                         ============

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.