Form 10-Q
period 1999-09-30
LS POWER FUNDING CORP
filed 1999-11-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           81-0493289
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

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

              Financial Statement Index                           F-1

PART I/ITEM 1.    CONDENSED FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and, collectively, as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, filed by Funding and the Partnerships.

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

GENERAL

         Cottage Grove is a single-purpose Delaware limited partnership established in December, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single-purpose Delaware limited partnership established in December, 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility" and, collectively, with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater, Inc. ("TPC Whitewater") and is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and, collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Funding

         Funding was organized in June, 1995 as a special-purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues decreased approximately 10.0% for the third quarter of 1999 as compared to the third quarter of 1998. This decrease was primarily the result of a decrease in service revenue. The decrease in service revenue resulted from a decrease in megawatt hours sold to the purchasing utility. The decrease in operating revenues was also the result of a decrease in other revenue resulting from a decrease in gas sold to a related party.

         Operating revenues increased approximately 1.3% for the nine-months ended September 30, 1999 as compared to the first nine months of 1998. This increase was primarily a result of an increase in megawatt hours sold to the purchasing utility. This increase was partially offset by a decrease in other revenue resulting from a decrease in gas sold to a related party.

         Cost of services decreased approximately 17.4% for the third quarter of 1999 as compared to the third quarter of 1998. This decrease in cost of services is primarily attributable to a decrease in fuel costs, a major component of cost of services. Fuel costs were down as the result of a decrease in megawatts sold to the purchasing utility during the third quarter of 1999.

         Cost of services increased approximately 4.0% for the nine-months ended September 30, 1999 as compared to the first nine months of 1998. This was primarily the result of an increase in variable operating expenses related to the increase in the number of production starts made by the facility. Variable expense is directly related to the number of production starts incurred by the facility. The increase in cost of services was partially offset by lower fuel costs as a result of lower fuel prices in the first nine months of 1999 as compared to the first nine months of 1998.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Whitewater

         Operating revenues increased approximately 5.4% for the third quarter of 1999 as compared to the third quarter of 1998. This increase was primarily the result of an increase in service revenue. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility. These increases were partially offset by a decrease in megawatt hours sold to the utility.

         Operating revenues remained fairly consistent for the nine-months ended September 30, 1999 as compared to the corresponding period of 1998. Although megawatt hours produced by the facility for the nine-months ended September 30, 1999 were lower than the corresponding period of 1998, the variable energy rate was higher for the nine-months ended September 30, 1999 than the corresponding period of 1998 which offset the decrease in megawatt hours.

         Cost of services increased approximately 1.4% for the third quarter of 1999 as compared to the third quarter of 1998. This increase is primarily the result of an increase in variable operating expenses due to an increase in the number of production starts made by the facility.

         Cost of services decreased 6.5% for the nine-months ended September 30, 1999 as compared to the corresponding period of 1998. The decrease is primarily attributable to a decrease in fuel expense as result of a decrease in megawatt hours sold to the purchasing utility and a decrease in gas prices. The decrease in fuel expense was partially offset by increased variable operating costs resulting from the number of production starts made by the facility.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

FACILITY CONSTRUCTION

The Cottage Grove Facility

         Effective September 30, 1997, Cottage Grove and Westinghouse Electric Corporation (the "Contractor"), with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, some nonmaterial modifications were made to the Cottage Grove construction contract and some guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Cottage Grove Facility's construction, various extensions of certain warranty periods and certain financial concessions. As of September 30, 1999, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10,886,000.

         In November 1999, Cottage Grove and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $1,043,000 from funds available in Cottage Grove's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage will be reduced from $5,443,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes the agreed upon inspections and additional work.

The Whitewater Facility

         Effective September 18, 1997, Whitewater and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, some nonmaterial modifications were made to the Whitewater construction contract and some guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to future modifications in the Whitewater Facility's construction, various extensions of some warranty periods and financial concessions. As of September 30, 1999, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11,174,000.

         In November 1999, Whitewater and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $2,987,000 from funds available in Whitewater's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage will be reduced from $5,587,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes various agreed upon inspections and additional work.

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

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal components of operating cash flow for the nine-month period ending September 30, 1999 were net income of $5.7 million, $0.2 million for amortization of debt issuance and financing costs, and a net $4.4 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.8 million. Cash flow provided by operating activities of $9.5 million and $0.4 million of cash on hand at the beginning of the period was primarily used to make partner distributions of $6.1 million, fund escrow of $3.3 million and to lend $0.5 million to an affiliate.

Whitewater

         The principal components of operating cash flow for the nine-month period ended September 30, 1999 were net income of $7.7 million and $0.6 million for depreciation and amortization of debt issuance and financing costs, and a net of $3.3 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.4 million. Cash flow provided by operating activities of $11.2 million was primarily used to fund $3.8 million in partner distributions, fund escrow of $6.8 million and to lend $0.6 million to an affiliate.

         The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to the Partnerships were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities, (ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents (currently equal to $6,585,000 and $7,519,000 for Cottage Grove and Whitewater, respectively). During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership has transferred the cash required to be held in the debt service reserve fund to an affiliate of one of the limited partners, Cogentrix Energy. The required funds are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of Cogentrix Energy.

         As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the construction contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Contingency Fund"). At September 30, 1999, the balances of the Contingency Fund accounts were $1,426,000 for Cottage Grove and $345,000 for Whitewater. The entire balance of the Contingency Fund accounts will be released and available for distribution in the fourth quarter of 1999 since the Cottage Grove and Whitewater Facilities have reached final completion.

         In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy the requirements of the Partnerships specified under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the letter of credit facility to secure various obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At September 30, 1999, no loans were outstanding under the working capital facilities.

         The Partnerships expect that payments from the utilities under each of their Power Purchase Agreements will provide the substantial majority of their revenues. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy that it requests from the related Partnership.

         The Power Purchase Agreements are dispatchable contracts that provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds. Capacity payments received under the Power Purchase Agreements will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds. Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to retest limitations specified in the Facilities respective Power Purchase Agreement. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

         Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each Partnership's obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

         As with any power generation facility, operation of the Facilities will involve some risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements - whether through operation or change in law, operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility. As a result, the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds would, in turn, be threatened and, Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of the events described above, may entitle the respective power purchaser to terminate its Power Purchase Agreement.

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

YEAR 2000 COMPLIANCE

         The Partnerships have completed their investigation, analysis, remediation and contingency planning for their business critical systems, as well as their embedded technology systems for their mission critical facilities. The investigation and analysis identified no significant Year 2000 issues. The Partnerships will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and their exposure to their efforts. The Partnerships have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended September 30, 1999. At this time, the Partnerships do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. The Partnerships have developed contingency plans for all of the critical systems. These plans were developed to address the most likely worse case scenario which is the inability of the Facilities to produce and distribute power. These plans have been tested and appear to be adequate. Despite the Partnerships current expectations, the Partnerships cannot guarantee that no interruptions or other limitations of financial and operating system functionality will occur or that the Partnerships will not ultimately incur significant, unplanned costs to avoid interruptions or limitations.

PART 2/ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Certificate of Incorporation of LS Power Funding Corporation (1)
3.2      Bylaws of LS Power Funding Corporation (1)
3.3      Certificate of Limited Partnership of LSP-Cottage Grove, L.P. (1)
3.4 Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc. (1)
3.4.1    Amendment No. 1 to the Cottage Grove Partnership Agreement (2)
3.4.2 Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P.
         (3)
3.4.3 Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (4)
3.5      Certificate of Limited Partnership of LSP-Whitewater Limited
         Partnership (1)
3.6 Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)
3.6.1 Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership (3)
3.6.2 Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership (3)
4.1 Trust Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as Supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee
         (1)
4.2 Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee) (1)
4.3 Trust and Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee) (1)
4.4 Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P., and LSP-Whitewater Limited Partnership (1)
4.5      Form of Senior Secured Bond (included in Exhibit 4.1) (1)
4.6      Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2) (1)
4.7      Form of Whitewater First Mortgage Bond (included in Exhibit 4.3) (1)
27.1     Financial Data Schedule - LS Power Funding Corporation
27.2     Financial Data Schedule - LSP - Cottage Grove, L.P.
27.3     Financial Data Schedule - LSP - Whitewater Limited Partnership



(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter covered by this report.

(1) Incorporated herein by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or to the Form 10-K (File No. 33-95928) filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(2) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1996.
(3) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998.
(4) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:    /s/ Thomas F. Schwartz
      -----------------------------------------------
      Name:    Thomas F. Schwartz
      Title:   Vice President and Assistant Treasurer

Date: November 15, 1999

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:   /s/ Thomas F. Schwartz
      -----------------------------------------------
      Name:    Thomas F. Schwartz
      Title:   Vice President and Assistant Treasurer

Date: November 15, 1999

LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner

By:   /s/ Thomas F. Schwartz
      -----------------------------------------------
      Name:    Thomas F. Schwartz
      Title:   Vice President and Assistant Treasurer

Date: November 15, 1999

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                                         Page
LS POWER FUNDING CORPORATION

   Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 F-2
   Statements of Income for the Three-Months and Nine-Months Ended September 30,
     1999 and 1998 (unaudited)                                                                            F-3
   Statements of Cash Flows for the Nine-months Ended September 30, 1999 and 1998 (unaudited)             F-4
   Notes to Condensed Financial Statements (unaudited)                                                    F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 F-6
   Statements of Income for the Three-Months and Nine-Months Ended September 30,
     1999 and 1998 (unaudited)                                                                            F-7
   Statements of Cash Flows for the Nine-Months Ended September 30, 1999 and 1998 (unaudited)             F-8
   Notes to Condensed Financial Statements (unaudited)                                                    F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998                              F-12
   Statements of Income for the Three-Months and Nine-Months Ended
     September 30, 1999 and 1998 (unaudited)                                                              F-13
   Statements of Cash Flows for the Nine-Months Ended September 30, 1999 and 1998 (unaudited)             F-14
   Notes to Condensed Financial Statements (unaudited)                                                    F-15


                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                             (dollars in thousands)

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1999           1998
                                                                -------------  ------------
                       ASSETS                                    (Unaudited)

CURRENT ASSETS:
     Cash                                                       $           1  $          1
     Interest receivable on First Mortgage Bonds                        6,472          --
INVESTMENT IN FIRST MORTGAGE BONDS                                    332,000       332,000
                                                                -------------  ------------

          Total assets                                          $     338,473  $    332,001
                                                                =============  ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY - Interest payable on Senior Secured Bonds    $       6,472  $         --

SENIOR SECURED BONDS PAYABLE                                          332,000       332,000
                                                                -------------  ------------

         Total liabilities                                      $     338,472  $    332,000
                                                                =============  ============

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                               --            --
     Additional paid-in capital                                             1             1
                                                                -------------  ------------

          Total stockholders' equity                                        1             1
                                                                -------------  ------------

          Total liabilities and stockholders' equity            $     338,473  $    332,001
                                                                =============  ============

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
     FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (dollars in thousands)

                               THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                               ------------------      --------------------
                                1999        1998         1999        1998
                               ------      ------      -------      -------

Interest income                $6,472      $6,472      $19,415      $19,415

Interest expense                6,472       6,472       19,415       19,415
                               ------      ------      -------      -------

Net income                     $ --        $ --        $  --        $  --
                               ======      ======      =======      =======

Earnings per common share      $ --        $ --        $  --        $  --
                               ======      ======      =======      =======

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine-Months Ended September 30, 1999 and 1998
                             (dollars in thousands)

                                                           NINE-MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES                    $     --     $     --

CASH PROVIDED BY INVESTING ACTIVITIES                          --           --

CASH PROVIDED BY FINANCING ACTIVITIES                          --           --
                                                         --------     --------

      NET INCREASE (DECREASE) IN CASH                          --           --

CASH, beginning of period                                       1            1
                                                         --------     --------
CASH, end of period                                      $      1     $      1
                                                         ========     ========

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


1. FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1999 and the statements of income and cash flows for the periods ended September 30, 1999 and 1998 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 1999, and the results of its operations and its cash flows for the periods ended September 30, 1999 and 1998.

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

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                             (dollars in thousands)

                                                              September 30,      December 31,
                                                                  1999               1998
                                                              -------------      ------------
                                                               (Unaudited)

                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $         496      $        918
     Restricted cash                                                 11,114             7,827
     Accounts receivable - trade                                      3,246             4,560
     Accounts receivable - other                                        444             1,227
     Fuel inventories                                                   860             1,448
     Fuel held for resale                                             1,196               401
     Spare parts inventories                                            441               486
     Other current assets                                               205               280
                                                              -------------      ------------
          Total current assets                                       18,002            17,147

NET INVESTMENT IN LEASE (Note 4)                                    236,373           235,566

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization: September 30, 1999 (unaudited), $1,075;
     December 31, 1998, $867                                          6,047             6,255

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                               6,585             6,043

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                    1                 1
                                                              -------------      ------------

          Total assets                                        $     267,008      $    265,012
                                                              =============      ============
                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                         $          55      $      2,122
     Retainage payable                                                5,443             5,443
     Accrued expenses                                                 4,754               243
                                                              -------------      ------------
          Total current liabilities                                  10,252             7,808

FIRST MORTGAGE BONDS PAYABLE                                        155,000           155,000
                                                              -------------      ------------
          Total liabilities                                         165,252           162,808

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                   101,756           102,204
                                                              -------------      ------------

          Total liabilities and partners' capital             $     267,008      $    265,012
                                                              =============      ============

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
     For the Three-Months and Nine-Months Ended September 30, 1999 and 1998
                             (dollars in thousands)

                                         Three-Months Ended             Nine-Months Ended
                                            September 30,                 September 30,
                                     -----------------------       -----------------------
                                        1999           1998           1999           1998
                                     --------       --------       --------       ---------
OPERATING REVENUES:
    Lease                            $  5,318       $  5,289       $ 15,936       $ 15,842
    Service                             5,238          6,276         16,214         15,296
    Other                                 725            976          2,493          3,054
                                     --------       --------       --------       ---------
                                       11,281         12,541         34,643         34,192

OPERATING EXPENSES:
    Cost of services                    6,242          7,559         20,369         19,577
                                     --------       --------       --------       ---------

OPERATING INCOME                        5,039          4,982         14,274         14,615

NON-OPERATING INCOME (EXPENSE):
    Interest expense                   (3,116)        (3,065)        (9,319)        (9,239)
    Interest income                       286            253            707            861
                                     --------       --------       --------       ---------

Net income                           $  2,209       $  2,170       $  5,662       $  6,237
                                     ========       ========       ========       ========


          The accompanying notes to the condensed financial statements are an integral part of these statements.

                               LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Nine-Months Ended September 30, 1999 and 1998
                               (dollars in thousands)

                                                                      Nine-Months Ended
                                                                         September 30,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  5,662       $  6,237
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Amortization of unearned lease income                     (15,936)       (15,842)
          Minimum lease payments received                            15,129         14,706
          Amortization of debt issuance and financing costs             208            196
          Decrease in accounts receivable - trade                     1,314            285
          Decrease in accounts receivable - other                       783          2,433
          (Increase) decrease in fuel inventories                      (207)            93
          Decrease in spare parts inventories                            45            126
          (Increase) decrease in other current assets                    75            (68)
          Decrease in accounts payable                               (2,067)        (2,395)
          Increase in accrued expenses                                4,511          4,746
                                                                   --------       --------
Net cash flows provided by operating activities                       9,517         10,517
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                     (3,287)        (6,289)
                                                                   --------       --------
Net cash used in investing activities                                (3,287)        (6,289)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                           (6,110)       (12,528)
     Increase in receivable from affiliate                             (542)          --
                                                                   --------       --------
Net cash used in financing activities                                (6,652)       (12,528)
                                                                   --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (422)        (8,300)
CASH AND CASH EQUIVALENTS, beginning of period                          918          8,816
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, end of period                           $    496       $    516
                                                                   ========       ========

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


1. FINANCIAL STATEMENTS

         The balance sheet as of September 30, 1999 and the statements of income and cash flows for the periods ended September 30, 1999 and 1998 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1999, and the results of its operations and its cash flows for the periods ended September 30, 1999 and 1998.

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


2. ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy").

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

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market at September 30, 1999 and December 31, 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

NOTE RECEIVABLE FROM AFFILIATE

         At September 30, 1999, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the collateral agent. The note receivable bears interest at the nine-month LIBOR rate plus 0.25%, and is due December 15, 2016.

RETAINAGE PAYABLE

         As of September 30, 1999 and December 31, 1998, the amount in retainage payable represented construction costs due to Westinghouse Electric Corporation and is eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of September 30, 1999, and for the three-months and nine-months ended September 30, 1999.


4. SALES-TYPE CAPITAL LEASE

         On the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at September 30, 1999 are as follows (dollars in thousands):

          Gross Investment in Lease             $ 532,674
          Unearned Income on Lease               (296,301)
                                                ---------
          Net Investment in Lease               $ 236,373
                                                =========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5. SUBSEQUENT EVENT

         In November 1999, Cottage Grove and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $1,043,000 from funds available in Cottage Grove's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance shall have been deemed to have occurred.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                             (dollars in thousands)

                                                         September 30,   December 31,
                                                             1999           1998
                                                         -------------   ------------
                                                          (Unaudited)
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $       1,108   $      1,181
     Restricted cash                                            13,084          6,289
     Accounts receivable - trade                                 3,932          4,512
     Accounts receivable - other                                 1,288          1,885
     Fuel inventories                                              327            693
     Fuel held for resale                                          614             50
     Spare parts inventories                                       617            641
     Other current assets                                          583            552
                                                         -------------   ------------
        Total current assets                                    21,553         15,803

NET INVESTMENT IN LEASE (Note 4)                               263,413        263,048

GREENHOUSE FACILITY, net                                         7,845          8,172

DEBT ISSUANCE AND FINANCE COSTS, net of accumulated
     amortization: September 30, 1999 (unaudited),
     $1,135; December 31, 1998, $882                             6,088          6,341

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                          7,519          6,900

INVESTMENT IN UNCONSOLIDATED AFFILIATE                               1              1
                                                         -------------   ------------

        Total assets                                     $     306,419   $    300,265
                                                         =============   ============

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                    $         197   $      2,177
     Retainage payable                                           5,587          5,587
     Accrued expenses                                            5,698          1,386
                                                         -------------   ------------
        Total current liabilities                               11,482          9,150

FIRST MORTGAGE BONDS PAYABLE                                   177,000        177,000
                                                         -------------   ------------
        Total liabilities                                      188,482        186,150

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                              117,937        114,115
                                                         -------------   ------------

        Total liabilities and partners' capital          $     306,419   $    300,265
                                                         =============   ============

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
     For the Three-Months and Nine-Months Ended September 30, 1999 and 1998
                             (dollars in thousands)

                                           Three-Months Ended           Nine-Months Ended
                                              September 30,               September 30,
                                        -----------------------       ------------------------
                                          1999           1998           1999            1998
                                        --------       --------       --------       ---------
OPERATING REVENUES:
     Lease                              $  5,860       $  5,845       $ 17,573       $ 17,518
     Service                               6,852          6,426         18,770         19,219
     Greenhouse                              344            109          1,771          1,530
     Other                                   215            214            807            950
                                        --------       --------       --------       ---------
                                          13,271         12,594         38,921         39,217

OPERATING EXPENSES:
     Cost of services                      6,878          6,782         19,734         21,102
     Greenhouse operating expenses           476            103          1,553          1,153
                                        --------       --------       --------       ---------
                                           7,354          6,885         21,287         22,255
                                        --------       --------       --------       ---------

OPERATING INCOME                           5,917          5,709         17,634         16,962

NON-OPERATING INCOME (EXPENSE):
     Interest expense                     (3,557)        (3,517)       (10,642)       (10,551)
     Interest and other income               200            155            670            700
                                        --------       --------       --------       ---------

Net income                              $  2,560       $  2,347       $  7,662       $  7,111
                                        ========       ========       ========       ========

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine-Months Ended September 30, 1999 and 1998
                             (dollars in thousands)

                                                                Nine-Months Ended
                                                                  September 30,
                                                            -----------------------
                                                              1999            1998
                                                            --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  7,662       $  7,111
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of unearned lease income                   (17,573)       (17,518)
     Minimum lease payments received                          17,208         16,794
     Amortization of debt issuance and financing costs           253            200
     Depreciation                                                327            208
     Decrease in accounts receivable - trade                     580            319
     Decrease in accounts receivable - other                     597            559
     (Increase) decrease in fuel inventories                    (198)           413
     (Increase) decrease in spare parts inventories               24           (188)
     (Increase) decrease in other current assets                 (31)           243
     Decrease in accounts payable                             (1,980)        (5,376)
     Increase in accrued expenses                              4,312          6,613
                                                            --------       --------
Net cash provided by operating activities                     11,181          9,378
                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                      --             (184)
     Increase in restricted cash                              (6,795)        (4,363)
                                                            --------       --------
Net cash used in investing activities                         (6,795)        (4,547)
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner distributions                                    (3,840)       (11,373)
     Increase in receivable from affiliate                      (619)          --
                                                            --------       --------
Net cash used in financing activities                         (4,459)       (11,373)
                                                            --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (73)        (6,542)
CASH AND CASH EQUIVALENTS, beginning of period                 1,181          7,749
                                                            --------       --------
CASH AND CASH EQUIVALENTS, end of period                    $  1,108       $  1,207
                                                            ========       ========


          The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


1. FINANCIAL STATEMENTS

         The balance sheet as of September 30, 1999 and the statements of income and cash flows for the periods ended September 30, 1999 and 1998 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1999 and the results of its operations and its cash flows for the periods ended September 30, 1999 and 1998.

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

         The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005 (the "Steam Purchaser") and in the form of hot water to a greenhouse owned by the Partnership (the "Greenhouse Facility").

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market at September 30, 1999 and December 31, 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

NOTE RECEIVABLE FROM AFFILIATE

         At September 30, 1999, the Partnership had a note receivable from Cogentrix Energy. The amount of the note receivable is equal to the amount of funds required to be on deposit in the debt service reserve account. The note receivable is backed by a letter of credit issued to the collateral agent. The note receivable bears interest at the nine-month LIBOR rate plus 0.25%, and is due December 15, 2016.

GREENHOUSE FACILITY

         Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively.

RETAINAGE PAYABLE

         As of September 30, 1999 and December 31,1998, the amount in retainage payable represented construction costs due to Westinghouse Electric Corporation and are eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of September 30, 1999, and for the three-months and nine-months ended September 30, 1999.

COST OF SERVICES

         Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchaser.


4. SALES-TYPE CAPITAL LEASE

         On the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at September 30, 1999 are as follows (dollars in thousands):

         Gross Investment in Lease           $ 575,893
         Unearned Income on Lease             (312,480)
                                             ---------
         Net Investment in Lease             $ 263,413
                                             =========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

5. SUBSEQUENT EVENT

         In November 1999, Whitewater and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $2,987,000 from funds available in Whitewater's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform repairs and inspections. Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred.