Form 10-K405
period 1999-12-31
LS POWER FUNDING CORP
filed 2000-03-30
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                                 FORM 10-K INDEX

                                                                            Page

                                     PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                          16
Item 3.   Legal Proceedings                                                   17
Item 4.   Submission of Matters to a Vote of Security Holders                 17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             17
Item 6.   Selected Financial Data                                             17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           19
Item 8.   Financial Statements and Supplementary Data                         25
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  25
Item 11.  Executive Compensation                                              26
Item 12.  Security Ownership of Certain Beneficial Owners and Management      26
Item 13.  Certain Relationships and Related Transactions                      27

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     28

          Signatures                                                          29

          Financial Statement Index                                          F-1

          Exhibits Index                                                     E-1

PART I/ITEM 1.  BUSINESS

ORGANIZATION

Cottage Grove

    LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which is an indirect, wholly-owned subsidiary of Cogentrix Energy, Inc. ("Cogentrix Energy"). Another indirect subsidiary of Cogentrix Energy identified in the discussion under the heading "Change in Control" below, and TPC Cottage Grove, Inc., a Delaware corporation ("TPC Cottage Grove"), are the sole limited partners of Cottage Grove, owning approximately 72% and 27% limited partnership interests.

Whitewater

    LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities" or "Projects"). The 1% general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner") which is also an indirect, wholly-owned subsidiary of Cogentrix Energy. Another indirect subsidiary of Cogentrix Energy, identified in the discussion under the heading "Change in Control" below, and TPC Whitewater, Inc., a Delaware corporation ("TPC Whitewater"), are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests.

Cogentrix Energy

    Cogentrix Energy is a closely held corporation which is primarily engaged in the business of acquiring, developing, owning and operating electric power generation facilities principally in the United States. Cogentrix Energy sells electricity and steam, principally under long-term power purchase and steam sales agreements. Cogentrix Energy currently owns - entirely or in part - a total of 25 electric generating plants in the United States. Cogentrix Energy's 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account Cogentrix Energy's part interests in the 16 plants that it does not wholly-own, which range from 1.7% to approximately 74%, its net equity interest in the total production capability of its 25 electric generating plants is approximately 1,840 megawatts. Cogentrix Energy developed, constructed and currently operates 10 of its plants, which, with one exception, are located in either North Carolina or Virginia.

Cogentrix Energy also has an ownership interest in and will operate three facilities currently under construction in Mississippi, Oklahoma, and Idaho. Once these plants begin operation, Cogentrix Energy will have ownership interests in a total of 28 domestic electric generating plants that are designed with a total production capability of approximately 5,870 megawatts. Cogentrix Energy's net equity interest in the total production capability of those 28 facilities will be approximately 3,190 megawatts.

Since its inception in 1983, Cogentrix Energy has developed substantial expertise in the development, construction and operation of power generating facilities and is one of the larger independent power producers in the United States based on total project megawatts in operation. Additional information concerning Cogentrix Energy can be found in Cogentrix Energy's reports filed with the Securities and Exchange Commission.

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

    On the same date that Cogentrix Energy acquired its indirect ownership interests in Cottage Grove and Whitewater, Cogentrix Energy and the developer of the Facilities, LS Power Corporation, ("LS Power"), entered into an Assignment and Assumption Agreement, pursuant to which LS Power assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power under certain management services agreements between LS Power and each of LSP-Cottage Grove, Inc., Cottage Grove, LSP-Whitewater, Inc. and Whitewater. A description of these agreements is included in Part III/Item 13 - "Certain Relationships and Related Transactions" of this annual report on Form 10-K.

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

PROJECT MANAGEMENT

    Cogentrix Energy provides certain management and administration services to the Partnerships. See Part I, Item 1 "Change in Control" and Part III, Item 13 - "Certain Relationships and Related Transactions".

OPERATIONS AND MAINTENANCE

Operations And Maintenance Agreements

    Each of the Cottage Grove and Whitewater Facilities was operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements" ). Under each O&M Agreement, Westinghouse Services was required to provide certain services during the pre-operational phase of the related Facility as well as services following commercial operation. As compensation for its services, Westinghouse Services was reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, Westinghouse Services (i) received a fixed monthly fee during the pre-operational phase of such Facility and (ii) received an annual management fee of $350,000 (subject to adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) during the operational years of such Facility. The Partnerships contracted directly with certain subcontractors for materials and services which were outside the scope of Westinghouse Service's obligations under the O&M Agreements, including major maintenance of the Facilities. Westinghouse Services was also subject to an annual performance bonus or penalty payment depending on each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in such Facility's Power Purchase Agreement. Furthermore, Westinghouse Services was subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

    On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to $320,000. Each O&M Agreement has been replaced with a substantially similar agreement to the applicable O&M Agreement. New operations and maintenance agreements were executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc., respectively, each of which is an indirect subsidiary of Cogentrix Energy.

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

GREENHOUSE

    Whitewater has an operational services agreement (the "Greenhouse Operational Services Agreement") with FloriCulture, an affiliate of Whitewater, which operates the Greenhouse for the benefit of Whitewater.

    Under the terms of the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of Whitewater's net profit. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.

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

    Payments by NSP to Cottage Grove under the Cottage Grove Power Purchase Agreement consist of (i) capacity payments and (ii) energy payments. The capacity payments made by NSP are based on the Facility's tested capacity and availability, and have three components: one rate component based on a fixed schedule and two rate components that escalate in accordance with changes in published indices. NSP is required to make capacity payments to Cottage Grove on a monthly basis for electric capacity made available to NSP, regardless of the level of dispatch. Capacity payments from NSP are subject to adjustment on the basis of performance-based factors which reflect the Cottage Grove Facility's semi-annually tested capacity and its rolling 12-month average for availability and on-peak availability. Capacity payments are also adjusted for transmission losses or gains relative to a reference plant.

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

    The Partnership and WEPCO disagreed on the interpretation of certain provisions in the Whitewater Power Purchase Agreement with respect to the methodology to be used to determine Committed Capacity, as defined, of the Whitewater Facility. Effective on February 26, 1998, the Partnership and WEPCO entered into a settlement letter and the Fifth Amendment to the Power Purchase Agreement to resolve various differences in interpretation of the Whitewater Power Purchase Agreement to their mutual satisfaction. Whitewater does not believe that the settlement will have a material impact on the Partnership's results of operations or financial position.

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

    Whitewater has agreed to reimburse the DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. As of December 31, 1998, Whitewater has reimbursed the DOA approximately $280,000 for the repair of UWW's steam boiler. Whitewater has also agreed to pay the annual costs to maintain the back-up boiler in a standby mode. During the year ended December 31, 1999, no additional amounts were paid for repair of the boiler.

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

GAS SUPPLY

    Each of Cottage Grove and Whitewater has entered into gas supply contracts with substantially identical terms, with the exception of the volume of gas required to be delivered under the contracts. This difference is primarily a result of varying contractual requirements in the Power Purchase Agreements. Specifically, each Partnership has entered into (i) a gas sales contract with Dynegy, as amended (the "Dynegy Gas Supply Contract"), and (ii) a gas sales contract with Aquila, as amended (the "Aquila Gas Supply Contract," and together with the Dynegy Gas Supply Contract, the "Gas Supply Contracts") to collectively service 100% of the expected gas requirements of its Facility.

    The Aquila Gas Supply Contract and the Dynegy Gas Supply Contract each provides for the sale of up to 17,060 MMBtu per day of gas to Cottage Grove and up to 11,855 MMBtu per day of gas to Whitewater. Under the Gas Supply Contracts, except during periods of force majeure or default by a Partnership, Dynegy and Aquila (together, the "Gas Suppliers") are required to supply on a firm basis to the point of demarcation between the field zone and the market zone of Northern Natural (the "Demarcation Point"), all gas properly nominated by each Partnership. If a Gas Supplier fails to deliver properly nominated gas to the Demarcation Point for any reason other than force majeure or a Partnership's failure to pay for past deliveries, Cottage Grove or Whitewater, as the case may be, has the right to buy replacement gas (or fuel oil) from other sources and charge the applicable Gas Supplier for the direct increased cost (including transportation charges), if any, of using such gas or fuel oil.

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

    Under the Gas Supply Contracts, the Partnerships are subject to an annual minimum take requirement for Tier I Gas equal to 40% of the annualized maximum quantity. Under the Dynegy Gas Supply Contract, one-half of Tier II Gas quantities delivered may be applied to reduce the minimum take requirement. The Partnerships may satisfy the minimum take requirements by delivering gas to the Facilities, taking gas into storage or by remarketing gas to third parties. In the event of two consecutive annual minimum take shortfalls, Aquila has the right to reduce the volumes deliverable under the applicable Aquila Gas Supply Contract. On a monthly basis, Whitewater and Cottage Grove are required to take all Tier I Gas nominated for such month, make other arrangements for the disposition thereof, or pay certain penalties.

    The primary term of each Gas Supply Contract is 20 years beginning with the Commercial Operations Date of the respective Facility. Following the end of the primary term, the Dynegy Gas Supply Contract may be extended at the applicable Partnership's option for an additional five-year term. The Aquila Gas Supply Contract extend beyond the primary term on a year-to-year basis, unless affirmatively terminated by one of the parties thereto.

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

    The Energy Policy Act contains amendments to PUHCA which may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Facility loses its status as a QF. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules promulgated by the FERC. Both Whitewater and Cottage Grove were granted exempt wholesale generator status by the FERC on October 17, 1996. Notwithstanding this exemption, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA and the capacity and energy rates, as described below, would have to be approved by FERC.

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

    The Partnerships expect that environmental regulations will continue to become more stringent as environmental legislation previously passed becomes implemented and new laws are enacted. Accordingly, the Partnerships plan to continue a strong emphasis on implementation of environmental standards and procedures at the Facilities to minimize the environmental impact of energy generation.

    CLEAN AIR ACT. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. The Facilities we operate are in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

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

    The 1990 Amendments also contain other provisions that could affect the Facilities. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the Facilities should uniformly meet or exceed RACT for those pollutants. The nonattainment provisions also require that each new or expanded source of air pollutants in newly designated nonattainment areas must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has and will likely continue, particularly as markets for "offsets" develop.

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

    The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as the Facilities. Studies of the emissions from such facilities have been submitted to Congress. Until Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to the Facilities and other electric steam generating facilities, will remain uncertain.

    In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If the Facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology. In May 1999, the D.C. Circuit Court of Appeals remanded these standards. However, we will continue to track these standards and the potential impact on the Partnerships.

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

    In December 1999, the EPA issued a final rule requiring reductions of NOx emissions from 392 generating and other facilities in 12 Eastern and Midwestern States by May of 2003. This rule responds to petitions by Northeastern States under CAA Section 1256 for controls on upwind NOx emission sources, which the states demonstrated prevents them from attaining the ozone ambient standard. The
Section 126 rule is an alternative to the NOx SIP-Call rule and is very similar in structure. The Facilities are not expected to be subject to these rules.

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

    CLEAN WATER ACT. The Facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the Facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. The Facilities have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, the Partnerships do not anticipate more stringent monitoring requirements for the Facilities. We believe that we are in compliance with applicable discharge requirements under the Clean Water Act.

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

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to a site. At present, we are not subject to liability for any Superfund matters and take measures to assure that CERCLA will not apply to properties we own or lease. However, we do generate certain wastes in the operation of our facilities, including small amounts of hazardous wastes, and send certain wastes to third-party waste disposal sites. As a result, there can be no assurance that the Partnerships will not incur liability under CERCLA in the future.

     RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. The Partnerships are classified as conditionally exempt small quantity generators of hazardous wastes at both of the facilities. We will continue to monitor regulations under this rule and will strive to maintain the exempt status.

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

EMPLOYEES

    Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership and each General Partner has a management services agreement which provides for Cogentrix Energy to perform management services for each Partnership and each General Partner. See Part III,
Item 13 - "Certain Relationships and Related Transactions". In addition, each of the Cottage Grove and Whitewater Facilities was operated by Westinghouse Services pursuant to the O&M Agreements. Each Partnership exercised its option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. The O&M Agreements have been replaced with substantially similar agreements executed with indirect subsidiaries of Cogentrix Energy. See Part I, Item 1 - "Operations and Maintenance".

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

STATEMENT OF INCOME DATA (dollars in thousands):

                              FOR THE YEAR ENDED DECEMBER 31,
                      ----------------------------------------------
                                                                    FOR THE PERIOD FROM
                                                                        JUNE 23, 1995
                                                                       (INCEPTION) TO
                                                                        DECEMBER 31,
                        1999        1998         1997         1996          1995
                      -------      -------      -------      -------      -------
FUNDING:
Interest income       $25,886      $25,886      $25,886      $25,886      $12,943
Interest expense       25,886       25,886       25,886       25,886       12,943
                      -------      -------      -------      -------      -------
Net income            $    --      $    --      $    --      $    --      $    --
                      =======      =======      =======      =======      =======

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                           1999        1998         1997       1996     1995
                                         -------      -------      -------     ----     ----
COTTAGE GROVE:
   Operating revenues                    $44,726      $44,800      $10,738      N/A      N/A
   Operating expenses                     25,772       25,063        5,851      N/A      N/A
   Operating income                       18,954       19,737        4,887      N/A      N/A
   Gain on sales-type capital lease        4,022           --       87,056      N/A      N/A
   Interest expense, net                  11,465       11,246        2,725      N/A      N/A
   Net income                             11,511        8,491       89,218      N/A      N/A

WHITEWATER:
   Operating revenues                    $51,494      $51,326      $13,348      N/A      N/A
   Operating expenses                     28,393       29,320        7,747      N/A      N/A
   Operating income                       23,101       22,006        5,601      N/A      N/A
   Gain on sales-type capital lease        2,235           --       97,042      N/A      N/A
   Interest expense, net                  13,186       13,096        3,641      N/A      N/A
   Other                                      20           --           --      N/A      N/A
   Net income                             12,170        8,910       99,002      N/A      N/A

BALANCE SHEET DATA (dollars in thousands):

                                                            DECEMBER 31,
                                   ----------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                   --------      --------      --------      --------      --------
FUNDING:
      Current assets               $      1      $      1      $      1      $      1      $      1
      Total assets                  332,001       332,001       332,001       332,001       332,001
      Current liabilities                --            --            --            --            --
      Total long-term debt          332,000       332,000       332,000       332,000       332,000
      Stockholders' equity                1             1             1             1             1

COTTAGE GROVE:
      Current assets               $  8,172      $  9,320      $ 18,791      $    103      $     68
      Restricted cash                   244         7,827        11,475        28,108       111,304
      Net investment in lease       236,655       235,566       234,034            --            --
      Construction in process            --            --            --       125,597        42,720
      Total assets                  257,595       265,012       270,818       160,583       160,951
      Current liabilities             3,273         7,808         8,432         5,582         5,950
      Total long-term debt          153,916       155,000       155,000       155,000       155,000
      Partners' capital             100,406       102,204       107,386             1             1

WHITEWATER:
      Current assets               $ 13,593      $  9,514      $ 17,402      $    102      $     72
      Restricted cash                   253         6,289        13,752        34,415       126,688
      Net investment in lease       263,540       263,048       262,072            --            --
      Construction in process            --            --            --       149,232        49,531
      Total assets                  298,740       300,265       308,115       190,618       183,251
      Current liabilities             8,811         9,150        11,556        13,617         6,250
      Total long-term debt          175,762       177,000       177,000       177,000       177,000
      Partners' capital             114,167       114,115       119,559             1             1

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

RESULTS OF OPERATIONS - 1999

Cottage Grove

     Revenues for the periods ended December 31, 1999 and 1998 consisted primarily of lease revenue of approximately $21.3 million and $21.1 million, respectively, and service revenue of $19.6 million and $19.7 million, respectively. Lease and service revenues remained fairly consistent for the year ended December 31, 1999 as compared to the corresponding period of 1998. Although megawatt hours produced by the facility for the year ended December 31, 1999 were lower than the corresponding period of 1998, the variable energy rate was higher for the year ended December 31, 1999 than the corresponding period of 1998, which offset the decrease in megawatt hours. The slight decrease in operating revenues was also impacted by a decrease in third party gas sales.

     Operating expenses for the periods ended December 31, 1999 and 1998 consisted primarily of costs of services of $22.4 million and $21.5 million. Cost of services increased 4.4% for the year ended December 31, 1999 as compared to the corresponding period of 1998. Fuel expense, a component of cost of services, decreased as a result of a decrease in megawatt hours sold to the purchasing utility. The decrease in fuel expense was offset by higher maintenance costs in 1999 as compared to 1998. The Facility paid for costs in 1999 that were paid by Westinghouse in 1998 as part of the warranty agreement.

     Cottage Grove recognized an additional gain on sales-type capital lease of approximately $4.0 million for the year ended December 31, 1999. This gain represents the settlement of outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract.

     Interest expense of approximately $12.5 million for the year ended December 31, 1999 and $12.3 million for the year ended December 31, 1998 consisted primarily of interest expense on the First Mortgage Bonds and the amortization of the costs incurred to issue the bonds.

Whitewater

     Revenues for the periods ended December 31, 1999 and 1998 consisted primarily of lease revenue of approximately $23.4 million and $23.4 million, respectively and service revenue of $24.3 million and $25.0 million, respectively. Revenues remained fairly consistent for the year ended December 31, 1999 as compared to the corresponding period of 1998. Although megawatt hours produced by the facility for the year ended December 31, 1999 were lower than the corresponding period of 1998, the variable energy rate was higher for the year ended December 31, 1999 than the corresponding period of 1998 which partially offset the decrease in megawatt hours. The slight decrease in lease and service revenue was offset by an increase in the revenue generated from the greenhouse owned by the facility, and an increase in third party gas sales.

     Operating expenses for the periods ended December 31, 1999 and 1998 consisted primarily of costs of services of $25.4 million and $27.4 million, respectively, and greenhouse operating expenses of $2.3 million and $1.8 million, respectively. Cost of services decreased 7.2% for the year ended December 31, 1999 as compared to the corresponding period of 1998. The decrease is primarily attributable to a decrease in fuel expense, a component of costs of services, as a result of a decrease in megawatt hours sold to the purchasing utility. The decrease in fuel expense was partially offset by increased variable operating costs resulting from the number of production starts made by the facility. The decrease in costs of services was partially offset by an increase in greenhouse operating expenses related to an increase in production and sales of greenhouse products.

     Whitewater recognized an additional gain on sales-type capital lease of approximately $2.3 million during the year ended December 31, 1999. This gain represents the settlement of outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract.

     Interest expense of approximately $14.2 million for the year ended December 31, 1999 and $14.1 million for the year ended December 31, 1998 consisted primarily of interest expense on the First Mortgage Bonds and the amortization of costs incurred to issue the bonds.

RESULTS OF OPERATIONS - 1998

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

    Operating expenses were approximately $25.1 million for the year ended December 31, 1998 as compared to $5.9 million for the year ended December 31, 1997. The increase is attributable to the Cottage Grove Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only 3 months in the year ended December 31, 1997. Operating expenses for 1998 and 1997 consisted of cost of services related to operating the Facility.

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

    Operating expenses were approximately $29.3 million for the year ended December 31, 1998 as compared to approximately $7.7 million for the year ended December 31, 1997 . The increase is attributable to the Whitewater Facility being in operation for a full 12 months for the year ended December 31, 1998, as compared to only approximately 3 months in the year ended December 31, 1997. Operating expenses at December 31, 1998 and 1997 consisted primarily of cost of services related to operating the Facility of approximately $27.3 million and $6.9 million, respectively. Operating expenses also included approximately $1.8 million and $0.8 million of expenses related to operating the Greenhouse for the years ended December 31, 1998 and 1997, respectively.

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

    In November 1999, Cottage Grove and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $1,043,000 from funds available in Cottage Grove's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,443,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes the agreed upon inspections and additional work. Upon the release of the remaining construction retainage account and settlement of approximately $378,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $4,022,000.

Whitewater

    The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Facility to specified performance levels by May 31, 1997 and was required under the contract to reimburse the Partnership for extension fees paid under the Whitewater Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively, to Whitewater. The Partnership recorded a receivables from Westinghouse Electric of $2,195,000 at December 31, 1997, which was comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000. This receivable was collected during the year ended December 31, 1998. The construction and start-up of the Whitewater Facility were substantially complete and commercial operations commenced on September 18, 1997.

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

         In November 1999, Whitewater and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $2,987,000 from funds available in Whitewater's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,587,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes various agreed upon inspections and additional work. Upon the release of the remaining construction retainage account and settlement of approximately $365,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $2,235,000.

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

     The principal components of operating cash flow for the period ended December 31, 1999 were net income of $11.5 million and a $0.3 million adjustment for amortization of debt issuance and financing costs which were partially offset by a $4.0 million gain on sales-type capital lease, amortization of unearned lease income, net of minimum lease payments received of $1.1 million and a net $0.4 million of cash used by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $6.3 million and $7.6 million in funds released from escrow were used primarily to make partner distributions of $13.3 million and lend $0.5 million to an affiliate.

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

Whitewater

     The principal components of operating cash flow for the period ended December 31, 1999 were net income of $12.2 million and a $0.8 million adjustment for depreciation and amortization of debt issuance and financing costs, which were partially offset by a $2.2 million gain on sales-type capital lease, amortization of unearned lease income, net of minimum lease payments received of $0.5 million and a net $3.2 million of cash used by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $7.0 million and escrow funds released of $6.0 million was primarily used to make partner distributions of $12.1 million, purchase greenhouse property, plant, and equipment of $0.1 million and lend $0.6 million to an affiliate.

     The principal components of operating cash flow for the period ended December 31, 1998 were net income of $8.9 million and a $0.7 million adjustment for depreciation and amortization of debt issuance and financing costs, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.0 million and a net $1.1 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $7.5 million and $7.5 million of escrow funds released, as well as a portion of the cash on hand at the beginning of the period of $6.6 million, was primarily used to make partner distributions of $14.4 million, purchase greenhouse property, plant and equipment of $0.3 million and lend $6.9 million to an affiliate.

    The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, each Partnership received equity contributions from each of TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of each Partnership's First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to such Partnership were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of its Facility (ii) pay interest on each Partnership's First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents. During the years ended December 31, 1999 and 1998, the Partnerships transferred the debt service reserve funds to an affiliate of one of the limited partners, Cogentrix Energy, Inc. The required funds, currently equal to $6,585,000 and $7,519,000 for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy, Inc.

    As required by the financing documents, both Cottage Grove and Whitewater have set aside certain funds to pay for project cost overruns, including change orders to the Construction Contracts and any other reasonable contingencies, during construction and through final completion of the Facilities (the "Construction and Contingency Fund"). At December 31, 1998, the balances of the Construction and Contingency Fund accounts were $7,587,000 for Cottage Grove and $6,007,000 for Whitewater. During 1999, Cottage Grove and Whitewater made payments to the Contractor of $1,043,000 and $2,987,000, respectively, out of the Construction and Contingency Fund as a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove, Whitewater and the Contractor. The remaining funds of $6,544,000 and $3,020,000 were released to Cottage Grove and Whitewater, respectively.

    In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility which expires on June 30, 2000. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Effective October 31, 1997, a $500,000 letter of credit was issued under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

    In order to provide for the Partnerships' working capital needs, each Partnership has also entered into a working capital facility which expires on June 30, 2000. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. No amounts were outstanding under the working capital facilities as of December 31, 1999 or 1998.

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

    Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to liquidate each partnership's obligations as they come due, pay 2000 project debt service and make required contributions to project reserve accounts.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue existed because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit fields to designate an applicable year. As a result, those systems and applications may not have properly recognized the year 2000 or processed data which included such date.

     The Partnerships performed extensive investigation, analysis, contingency planning and remediation to prepare their systems and applications for the Year 2000 issue. They also communicated extensively with critical suppliers, vendors, joint venture partners, and major customers to assess their compliance, and the Partnerships' exposure with the Year 2000 issue.

     The Partnerships' systems were Year 2000 compliant before December 31, 1999, and there have been no significant transition issues in their computer systems related to the Year 2000 issue. They have not encountered any Year 2000 issues with any of their business partners, critical suppliers, vendors, joint venture partners or major customers.

PART II/ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements commencing at F-1.

PART II/ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None

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

          NAME                            AGE    OFFICER POSITION
          ----------------------------    ---    -------------------------------

          David J. Lewis                   43    Chief Executive Officer
          Mark F. Miller (Director)        45    President and Chief Operating
                                                   Officer
          Thomas F. Schwartz               38    Group Senior Vice President and
                                                   Chief Financial Officer
          Bruno R. Dunn (Director)         49    Group Senior Vice President --
                                                   Operations
          Dennis W. Alexander              53    Group Senior Vice President --
                                                   General Counsel and Secretary
          Richard L. Taiano (Director)     33    --

     David J. Lewis has been a Director of Cogentrix Energy since its formation and was appointed Chairman of the Board and Chief Executive Officer in March 1999. Prior to March 1999, Mr. Lewis was Vice Chairman of the Board and Chief Executive Officer since August 1995, Executive Vice President -- Marketing and Development, Chief Executive Officer -- Elect since June 1994, Group Senior Vice President -- Marketing and Development with Cogentrix, Inc. since September 1993 and a Director of Cogentrix, Inc. since 1988. From 1989 until September 1993, he was Senior Vice President -- CGX Environmental Systems and President and Chief Operating Officer -- CGX Environmental Systems Division of Cogentrix, Inc. From 1987 to 1989, he was Vice President -- Administration of Cogentrix, Inc. from 1986 to 1987, he was Resident Construction Manager and from 1985 to 1986, he was Assistant Construction Manager. Prior to joining Cogentrix, Inc. in 1985, he was Operations Manager with Bartex Corporation, an export management company headquartered in Portland, Oregon. David Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

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

     Thomas F. Schwartz has been Group Senior Vice President -- Finance and Chief Financial Officer since December 1999. From March 1997 until then he was Senior Vice President -- Finance and Treasurer of Cogentrix Energy, prior to which he was Vice President -- Finance and Treasurer since Cogentrix Energy's formation. Previously, Mr. Schwartz was Controller of Cogentrix, Inc. since April 1991. Prior to joining Cogentrix, he was an audit manager with Arthur Andersen, LLP's Small Business Advisory Division.

     Bruno R. Dunn has been Group Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and product company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste to energy and cogeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

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

          NAME                            AGE    OFFICER POSITION
          ----------------------------    ---    -------------------------------

          David J. Lewis                   43    Chief Executive Officer
          Mark F. Miller (Director)        45    President and Chief Operating
                                                   Officer
          Thomas F. Schwartz (Director)    38    Group Senior Vice President and
                                                   Chief Financial Officer
          Bruno R. Dunn                    49    Group Senior Vice President --
                                                   Operations
          Dennis W. Alexander              53    Vice President and Secretary
          Peter H. Sorensen (Director)     39    --

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

    The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding.

TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER   NATURE OF OWNERSHIP   PERCENTAGE INTEREST
--------------   ------------------------------------   -------------------   -------------------
Common Stock     LSP-Cottage Grove, L.P.                50 shares                    50.00%
Common Stock     LSP-Whitewater Limited Partnership     50 shares                    50.00%
                                                                                    ------
                                                                                    100.00%
                                                                                    ======

PART III/ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each Partnership believes that, taking into consideration all of their terms and conditions, the transactions with the related parties described below were at least as favorable to it as those which could have been obtained from unrelated parties in arms-length transactions.

    COGENTRIX ENERGY. Since March 1998 (See Part I/Item 1. Business, Organization - Change in Control) Cogentrix Energy has provided certain management services to each Partnership pursuant to the MSAs. Under the MSAs, Cogentrix Energy manages the business affairs of each Partnership and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership currently pays Cogentrix Energy as compensation for its services a monthly management fee of which fees escalate annually pursuant to a rate of change in a consumer-price related index. Cogentrix Energy is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to Cogentrix Energy under the MSAs are designated as operating expenses under the depository agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the years ended December 31, 1999 and 1998 Cogentrix Energy received payments pursuant to the MSAs of approximately $1,293,000 and $970,000, in the aggregate, respectively.

    FLORICULTURE. FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and is an indirect, wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1. Business, Organization - Change in Control). Whitewater and FloriCulture entered into the Greenhouse Operational Services Agreement in 1997, whereby FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and receives an annual management fee equal to 12% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the years ended December 31, 1999 and 1998, FloriCulture earned a management fee pursuant to the Greenhouse Operational Services Agreement of approximately $47,000 and $26,000, respectively.

    LSP-COTTAGE GROVE, INC. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Cottage Grove exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $356,000 for the year ended December 31, 1999.

    LSP-WHITEWATER I, INC. LSP-Whitewater I, Inc. is the general partner of Whitewater and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (See Part I/Item 1., Business, Organizations - Change in Control). LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Whitewater exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an agreement substantially similar to the previously existing O&M Agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $265,000 for the year ended December 31, 1999.

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

LS POWER FUNDING CORPORATION

By: /s/ David J. Lewis
    -------------------------
    Name:  David J. Lewis
    Title: Managing Director (Principal Executive Officer)
    Date:  March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    President and Chief Operating Officer
---------------------------
Mark F. Miller

/s/ Thomas F. Schwartz                Group Senior Vice President and Chief
---------------------------           Financial Officer (Principal Financial
Thomas F. Schwartz                    and Accounting Officer)

/s/ Dennis W. Alexander               Group Senior Vice President -- General
---------------------------           Counsel and Secretary
Dennis W. Alexander

/s/ Bruno R. Dunn                     Group Senior Vice President -- Operations
---------------------------
Bruno R. Dunn

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:      LSP-Cottage Grove, Inc.
Its:     General Partner

By: /s/ David J. Lewis
    -------------------------
    Name:  David J. Lewis
    Title: Managing Director (Principal Executive Officer)
    Date:  March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    President and Chief Operating Officer
---------------------------
Mark F. Miller

/s/ Thomas F. Schwartz                Group Senior Vice President and Chief
---------------------------           Financial Officer (Principal Financial
Thomas F. Schwartz                    and Accounting Officer)

/s/ Dennis W. Alexander               Group Senior Vice President -- General
---------------------------           Counsel and Secretary
Dennis W. Alexander

/s/ Bruno R. Dunn                     Group Senior Vice President -- Operations
---------------------------
Bruno R. Dunn

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-Whitewater Limited Partnership

By:      LSP-Whitewater I, Inc.
Its:     General Partner

By: /s/ David J. Lewis
    -------------------------
    Name:  David J. Lewis
    Title: Managing Director (Principal Executive Officer)
    Date:  March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark F. Miller                    President and Chief Operating Officer
---------------------------
Mark F. Miller

/s/ Thomas F. Schwartz                Group Senior Vice President and Chief
---------------------------           Financial Officer (Principal Financial
Thomas F. Schwartz                    and Accounting Officer)

/s/ Dennis W. Alexander               Group Senior Vice President -- General
---------------------------           Counsel and Secretary
Dennis W. Alexander

/s/ Bruno R. Dunn                     Group Senior Vice President -- Operations
---------------------------
Bruno R. Dunn

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                            FINANCIAL STATEMENT INDEX


                                                                                                               Page
                                                                                                               ----
LS POWER FUNDING CORPORATION
      Report of Independent Public Accountants                                                                  F-2
      Balance Sheets as of December 31, 1999 and 1998                                                           F-3
      Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                                 F-4
      Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997        F-5
      Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                             F-6
      Notes to Financial Statements                                                                             F-7

LSP-COTTAGE GROVE, L.P.
      Report of Independent Public Accountants                                                                 F-10
      Balance Sheets as of December 31, 1999 and 1998                                                          F-11
      Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                                F-12
      Statements of Changes in Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997          F-13
      Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                            F-14
      Notes to Financial Statements                                                                            F-15

LSP-WHITEWATER LIMITED PARTNERSHIP
      Report of Independent Public Accountants                                                                 F-23
      Balance Sheets as of December 31, 1999 and 1998                                                          F-24
      Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                                F-25
      Statements of Changes in Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997          F-26
      Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                            F-27
      Notes to Financial Statements                                                                            F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LS Power Funding Corporation:

    We have audited the accompanying balance sheets of LS Power Funding Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 18, 2000.

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)

                       ASSETS                                        1999            1998
                                                                   --------        --------
CURRENT ASSET:
     Cash and cash equivalents                                     $      1        $      1

INVESTMENT IN FIRST MORTGAGE BONDS                                  332,000         332,000
                                                                   --------        --------
     Total assets                                                  $332,001        $332,001
                                                                   ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITY:
     Senior secured bonds payable                                  $332,000        $332,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                               --              --
     Additional paid-in capital                                           1               1
                                                                   --------        --------

      Total stockholders' equity                                          1               1
                                                                   --------        --------

      Total liabilities and stockholders' equity                   $332,001        $332,001
                                                                   ========        ========


               The accompanying notes to the financial statements
                 are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)



                                   1999           1998           1997
                                 -------        -------        -------

Interest income                  $25,886        $25,886        $25,886

Interest expense                  25,886         25,886         25,886
                                 -------        -------        -------

Net income                       $    --        $    --        $    --
                                 =======        =======        =======

Earnings per common share        $    --        $    --        $    --
                                 =======        =======        =======


               The accompanying notes to the financial statements
                   are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                                                                     Total
                                               Common          Additional       Stockholders'
                                                Stock        Paid-in Capital       Equity
                                             ----------      ---------------    -------------
Balance, December 31, 1999,
1998 and 1997                                $       --        $        1         $        1
                                             ==========        ==========         ==========

               The accompanying notes to the financial statements
                   are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                               1999          1998          1997
                                             ----------    ----------   -----------

CASH PROVIDED BY OPERATING ACTIVITIES             $ -           $ -           $ -
                                             ----------    ----------   -----------

CASH PROVIDED BY INVESTING ACTIVITIES               -             -             -
                                             ----------    ----------   -----------

CASH PROVIDED BY FINANCING ACTIVITIES               -             -             -
                                             ----------    ----------   -----------

NET INCREASE (DECREASE) IN CASH                     -             -             -
CASH, beginning of year                             1             1             1
                                             ----------    ----------   -----------
CASH, end of year                                 $ 1           $ 1           $ 1
                                             ==========    ==========   ===========


               The accompanying notes to the financial statements
                   are an integral part of these statements.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

    LS Power Funding Corporation ("Funding") was established on June 23, 1995 as a special purpose funding corporation to issue debt securities in connection with financing the construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P.("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.


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

3.  INVESTMENT IN FIRST MORTGAGE BONDS

    Investment in First Mortgage Bonds consists of the following at December 31, 1999 and 1998 (dollars in thousands):

             7.19% Cottage Grove First Mortgage Bonds
               Due June 30, 2010                                   $49,278

             8.08% Cottage Grove First Mortgage Bonds
               Due December 30, 2016                               105,722

             7.19% Whitewater First Mortgage Bonds
               Due June 30, 2010                                    56,273

             8.08% Whitewater First Mortgage Bonds
               Due December 30, 2016                               120,727
                                                                   -------
                                                                  $332,000
                                                                  ========

    The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value of Funding's investment in the First Mortgage Bonds at December 31, 1999 and 1998 was approximately $22,316,000 lower and $31,281,000 higher than the historical carrying value of $332,000,000, respectively.

    The following are summarized balance sheets and statements of income of Cottage Grove and Whitewater as of and for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                                         COTTAGE GROVE                      WHITEWATER
                                                    -------------------------       --------------------------

                                                      1999             1998            1999            1998
                                                    ---------       ---------       ---------       ---------

BALANCE SHEETS:
   Current assets                                   $   8,416       $  17,147       $  13,846       $  15,803
   Net investment in lease                            236,655         235,566         263,540         263,048
   Greenhouse facility, net                                --              --           7,816           8,172
   Other non-current assets                            12,524          12,299          13,538          13,242
                                                    ---------       ---------       ---------       ---------
       Total Assets                                 $ 257,595       $ 265,012       $ 298,740       $ 300,265
                                                    =========       =========       =========       =========

   Current liabilities                              $   3,273       $   7,808       $   8,811       $   9,150
   First Mortgage Bonds payable                       153,916         155,000         175,762         177,000
   Partners' capital                                  100,406         102,204         114,167         114,115
                                                    ---------       ---------       ---------       ---------
       Total Liabilities and Partners' Capital      $ 257,595       $ 265,012       $ 298,740       $ 300,265
                                                    =========       =========       =========       =========


STATEMENTS OF INCOME:
   Operating revenues                               $  44,726       $  44,800       $  51,494       $  51,326
   Operating expenses                                  25,772          25,063          28,393          29,320
                                                    ---------       ---------       ---------       ---------
   Operating income                                    18,954          19,737          23,101          22,006
                                                    ---------       ---------       ---------       ---------

   Gain on sales-type capital lease                     4,022              --           2,235              --
   Interest expense, net                              (11,465)        (11,246)        (13,186)        (13,096)
                                                           --              --              20              --
                                                    ---------       ---------       ---------       ---------
       Net Income                                   $  11,511       $   8,491       $  12,170       $   8,910
                                                    =========       =========       =========       =========

4.  SENIOR SECURED BONDS PAYABLE

    Senior Secured Bonds Payable consists of the following at December 31, 1999 and 1998 (dollars in thousands):

                    7.19% Senior Secured Bonds due
                      June 30, 2010 ("2010 Bonds")                    $105,551

                    8.08% Senior Secured Bonds due
                      December 30, 2016 ("2016 Bonds")                 226,449
                                                                       -------
                                                                      $332,000
                                                                      ========

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

    Collective future maturities of the Senior Secured Bonds as of December 31, 1999 are as follows (dollars in thousands):


                     2000                      $    2,322
                     2001                           3,314
                     2002                           4,560
                     2003                           5,869
                     2004                           7,135
                     Thereafter                   308,800
                                                  -------
                                                 $332,000
                                                 ========

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

    The fair value of Funding's Senior Secured Bonds at December 31, 1999 and 1998 was approximately $22,316,000 lower and $31,281,000 higher than the historical carrying value of $332,000,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of LSP-Cottage Grove, L.P.:

    We have audited the accompanying balance sheets of LSP-Cottage Grove, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 18, 2000.

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)


                                ASSETS                     1999           1998
                                                         --------      --------

CURRENT ASSETS:
     Cash and cash equivalents                           $    957      $    918
     Restricted cash                                          244         7,827
     Accounts receivable - trade                            4,591         4,560
     Accounts receivable - other                               --         1,227
     Fuel inventories                                       1,280         1,448
     Fuel held for resale                                     711           401
     Spare parts inventories                                  511           486
     Other current assets                                     122           280
                                                         --------      --------
        Total current assets                                8,416        17,147

NET INVESTMENT IN LEASE (Notes 3 and 6)                   236,655       235,566

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $1,184 in 1999 and
     $867 in 1998                                           5,938         6,255

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                     6,585         6,043

INVESTMENT IN UNCONSOLIDATED AFFILIATE                          1             1
                                                         --------      --------

        Total assets                                     $257,595      $265,012
                                                         ========      ========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of bonds payable                    $  1,084      $     --
     Accounts payable                                       1,395         2,122
     Retainage payable                                         --         5,443
     Accrued expenses                                         794           243
                                                         --------      --------
        Total current liabilities                           3,273         7,808
                                                         --------      --------

FIRST MORTGAGE BONDS PAYABLE                              153,916       155,000
                                                         --------      --------
        Total liabilities                                 157,189       162,808

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' CAPITAL:                                        100,406       102,204
                                                         --------      --------

        Total liabilities and partners' capital          $257,595      $265,012
                                                         ========      ========

               The accompanying notes to the financial statements
                 are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                             1999           1998            1997
                                           --------       --------       --------

OPERATING REVENUES:
    Lease revenue                          $ 21,261       $ 21,140       $  5,265
    Service revenue                          19,576         19,653          4,879
    Commodity sales                           3,532          3,633            477
    Other                                       357            374            117
                                           --------       --------       --------
                                             44,726         44,800         10,738

OPERATING EXPENSES:
     Cost of services                        22,443         21,493          5,415
     Commodity sales expense                  3,329          3,570            436
                                           --------       --------       --------
                                             25,772         25,063          5,851

OPERATING INCOME                             18,954         19,737          4,887

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease         4,022             --         87,056
     Interest expense                       (12,451)       (12,348)        (3,087)
     Interest income                            986          1,102            362
                                           --------       --------       --------


Net income                                 $ 11,511       $  8,491       $ 89,218
                                           ========       ========       ========


               The accompanying notes to the financial statements
                   are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollard in thousands)


                                                                                          GENERAL
                                                        LIMITED PARTNERS                  PARTNER        TOTAL
                                       ----------------------------------------------  ------------    ---------
                                                                         Cogentrix
                                       TPC Cottage     Granite Power   Cottage Grove,  LSP-Cottage
                                       Grove, Inc.     Partners, L.P.       LLC        Grove, Inc.
                                       -----------     --------------  --------------  -----------
Balance, December 31, 1997             $  42,060       $  64,434       $      --       $     892       $ 107,386

Net income through March 20, 1998
                                             505           1,363              --              19           1,887

Sale of 100% ownership interest,
  March 20, 1998                              --         (65,797)         65,797              --              --

Partner distributions                     (1,541)             --         (12,078)            (54)        (13,673)

Net income from March 20, 1998
through December 31, 1998                  1,769              --           4,769              66           6,604
                                        --------       ---------       ---------       ---------       ---------

Balance, December 31, 1998                42,793              --          58,488             923         102,204


Net income                                 3,083              --           8,313             115          11,511

Partner distributions                     (1,828)             --         (11,413)            (68)        (13,309)
                                       ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1999             $  44,048       $      --       $  55,388       $     970       $ 100,406
                                       =========       =========       =========       =========       =========


               The accompanying notes to financial statements are
                     an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                     1999           1998             1997
                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  11,511       $   8,491       $  89,218
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Gain on sales-type capital lease                               (4,022)             --         (87,056)
      Amortization of unearned lease income                         (21,261)        (21,140)         (5,265)
      Minimum lease payments received                                20,172          19,608           4,866
      Amortization of debt issuance and financing costs                 317             262              66
      (Increase) decrease in accounts receivable - trade                (31)             38          (4,598)
      Decrease in accounts receivable - other                         1,227           1,785              --
      (Increase) decrease in fuel inventories                          (142)             20          (1,648)
      Increase in spare parts inventories                               (25)            (43)           (134)
      Decrease (increase) in other current assets                       158            (227)            (53)
      Decrease in accounts payable                                     (727)           (795)         (3,411)
      Increase in accrued expenses                                      551             171              72
                                                                  ---------       ---------       ---------
   Net cash flows provided by (used in) operating activities          7,728           8,170          (7,943)
                                                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments on construction in process                                --              --         (24,771)
      Investments held by Trustee                                        --              --         (18,167)
      Investments drawn                                                  --              --          35,984
      Increase (decrease) in retainage payable                       (1,421)             --           5,443
      Decrease in restricted cash                                     7,583           3,648              --
                                                                  ---------       ---------       ---------
   Net cash flows provided by (used in) investing activities          6,162           3,648          (1,511)
                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partner distributions                                         (13,309)        (13,673)             --
      Debt issuance and financing costs                                  --              --              --
      Increase in note receivable from affiliate                       (542)         (6,043)             --
      Capital contributions                                              --              --          18,167
                                                                  ---------       ---------       ---------
   Net cash flows (used in) provided by financing activities        (13,851)        (19,716)         18,167

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     39          (7,898)          8,713
CASH AND CASH EQUIVALENTS, beginning of period                          918           8,816             103
                                                                  ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                          $     957       $     918       $   8,816
                                                                  =========       =========       =========
RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
Increase in total construction in process                         $      --       $      --       $ 125,499
Construction in process sold in lease transaction                        --              --        (146,481)
Amortization of debt issuance and financing costs                        --              --             191
Interest income on investments held by Trustee                           --              --          (1,184)
Increase in accounts receivable - other                                  --              --          (3,012)
Increase in fuel inventories                                             --              --            (221)
Increase in spare parts inventories                                      --              --            (309)
Increase in accounts payable                                             --              --             746
                                                                  ---------       ---------       ---------
Payments on construction in process                               $      --       $      --       $ (24,771)
                                                                  =========       =========       =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the year                            $  12,085       $  12,085       $  12,085
                                                                  =========       =========       =========


               The accompanying notes to financial statements are
                     an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF BUSINESS

    LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). As of December 31, 1999, the 1% general partner of the Partnership was LSP-Cottage Grove, Inc., a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC, a limited liability company, ("Cogentrix"). Cogentrix and TPC Cottage Grove, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation. See
Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

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

2.  CHANGE IN CONTROL

    On March 6, 1998, the previous owners of the Partnership, LS Power Corporation and its wholly-owned subsidiary, Granite Power Partners, L.P. (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid America, Inc. (CMA) and Cogentrix (collectively, the "Purchasers") and Cogentrix Energy, which controls each of the Purchasers as wholly - owned indirect subsidiaries.

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

RESTRICTED CASH

    The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market value at December 31, 1999 and 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

NOTE RECEIVABLE FROM AFFILIATE

     At December 31, 1999 and 1998, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

DEBT ISSUANCE AND FINANCING COSTS

    Debt issuance and other financing costs are deferred and amortized over the term of the related debt. Amortization of deferred financing costs was capitalized as part of construction in process prior to commercial operations, and is included in interest expense subsequent to commercial operations in the accompanying financial statements.

CURRENT LIABILITIES

    At December 31, 1998, $5,443,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets. There was no such amount at December 31, 1999 (See Note 11).

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

COMMODITY SALES

    Commodity sales consist primarily of sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties and related parties.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. Early adoption is allowed.

    The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements, and has not determined the timing or method of adoption of SFAS No. 133.

    In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Partnership adopted SOP No. 98-5 as of January 1, 1999. The Partnership has determined that adoption of SOP No. 98-5 did not have a material impact on the financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation.

4.  ACCOUNTS RECEIVABLE - OTHER

    Accounts Receivable - other at December 31, 1998 represented amounts due from the Partnership's construction contract or Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor") for warranty expense reimbursements. These amounts were settled during the year ended December 31, 1999 in connection with the final settlement of all outstanding issues and obligations between the Partnership and the Contractor (See Note 11).

5.  FUEL INVENTORIES

Fuel inventories consist of the following (dollars in thousands):


                     DECEMBER 31,
                 ------------------
                  1999        1998
                 ------      ------
Natural Gas      $  941      $1,147
Fuel Oil            339         301
                 ------      ------
                 $1,280      $1,448
                 ======      ======

    Natural Gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method (LIFO), and fuel oil is stated at cost based on the first-in first-out method. Natural gas inventory stated at LIFO approximates weighted average cost.


6.  SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1999 and 1998, are as follows (dollars in thousands):


                                      DECEMBER 31,
                               -------------------------
                                 1999             1998
                               ---------       ---------
Gross Investment in Lease      $ 527,630       $ 547,805
Unearned Income on Lease        (290,975)       (312,239)
                               ---------       ---------
Net Investment in Lease        $ 236,655       $ 235,566
                               =========       =========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1999, are as follows (dollars in thousands):


                       2000                     $   21,140
                       2001                         21,058
                       2002                         22,109
                       2003                         23,030
                       2004                         23,888
                       Thereafter                  416,405
                                                 ---------

                       Total                      $527,630
                                                 =========

7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

    Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                  FOR THE YEAR ENDED DECEMBER 31,
                       1999, 1998 AND 1997
                  ------------------------------

Interest income            $25,886
Interest expense            25,886
                           -------
Net income                 $    --
                           =======

BALANCE SHEET DATA:

                                                   DECEMBER 31,
                                                  1999 AND 1998
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
                                                    ========

8.  FIRST MORTGAGE BONDS PAYABLE

    First Mortgage Bonds payable consists of the following at December 31, 1999 and 1998 (dollars in thousands):

                   7.19% First Mortgage Bonds
                     due June 30, 2010 ("2010 Bonds")         $ 49,278

                   8.08% First Mortgage Bonds
                     due December 30, 2016 ("2016 Bonds")      105,722
                                                              --------
                                                              $155,000

    On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1999 are as follows (dollars in thousands):


                         2000                            $    1,084
                         2001                                 1,547
                         2002                                 2,129
                         2003                                 2,740
                         2004                                 3,331
                         Thereafter                         144,169
                                                          ---------
                                                           $155,000
                                                          =========

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

9.  CREDIT AGREEMENT

    The Partnership has a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from
 .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 1999, no working capital loans had been issued under the Credit Agreement. In October 1997, a $500,000 letter of credit, in favor of NSP pursuant to the Power Purchase Agreement, was issued under the Credit Agreement. This amount remains outstanding at December 31, 1999.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

    The majority of the Partnership's accounts receivable are from a major regulated utility (NSP) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 1999 and 1998, was approximately $10,419,000 lower and $14,634,000 higher, respectively, than the historical carrying value of $155,000,000.

11.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

    The Partnership has a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997, and is required under the contract to reimburse the Partnership for extension fees paid under the Power Purchase Agreement with NSP, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1,333,000 and $5,073,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership had recorded receivables from Westinghouse Electric of $3,012,000 at December 31, 1997, which were comprised of reimbursable extension fees of $267,000 and delay liquidated damages of $2,745,000. These amounts were collected during the year ended December 31, 1998.

    Effective September 30, 1997, Cottage Grove and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain non-material modifications were made to the Cottage Grove construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Cottage Grove to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, Cottage Grove had retained construction contract payments (in the form of cash and an irrevocable letter of credit), of approximately $10,886,000.

    In November 1999, Cottage Grove and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $1,043,000 from funds available in Cottage Grove's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,443,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes the agreed upon inspections and additional work. Upon the release of the remaining construction retainage account and the settlement of approximately $378,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $4,022,000.

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

OPERATIONS AND MAINTENANCE

    The Facility was operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement ("O&M Agreement").

     On March 16, 1999, the Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to approximately $160,000. The O&M Agreement has been replaced with a substantially similar agreement to the applicable O&M Agreement. The new operations and maintenance agreement was executed with LSP-Cottage Grove, Inc., which is the general partner of the Partnerships and an indirect subsidiary of Cogentrix Energy.

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

13.    RELATED PARTY TRANSACTIONS

    Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. During the construction and prior to the change in control of the Partnership (Note 2), LS Power Corporation managed the Partnership. As compensation for its services, LS Power Corporation received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power Corporation was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $442,000 and $1,406,000 during the years ended December 31, 1998 and 1997, respectively. On March 20, 1998, LS Power Corporation assigned all rights and obligations under the management services agreements to Cogentrix Energy. The Partnership incurred expenses of approximately $1,170,000 and $716,000 to Cogentrix Energy during the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Partnership had no outstanding amounts payable to Cogentrix Energy. At December 31, 1998, the Partnership recorded accounts payable to Cogentrix Energy of approximately $40,000. Additionally, at December 31, 1999 and 1998, the Partnership had a receivable of approximately $126,000 and $110,000, respectively, from LSP-Whitewater Limited Partnership.

    On March 16, 1999, Cottage Grove exercised an option under its O&M Agreement to terminate its agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner, LSP-Cottage Grove, Inc. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $356,000 for the year ended December 31, 1999.

    Commodity sales include natural gas sales to a related party, Whitewater, L.P. Total sales approximated $1,957,000 and $3,124,000 for the years ended December 31, 1999 and 1998, respectively.

14.    PARTNERS' CAPITAL

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
LSP-Whitewater Limited Partnership:

    We have audited the accompanying balance sheets of LSP-Whitewater Limited Partnership (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31,1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 18, 2000.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)


                         ASSETS                            1999          1998
                                                         --------      --------
CURRENT ASSETS:
     Cash and cash equivalents                           $  1,446      $  1,181
     Restricted cash                                          253         6,289
     Accounts receivable - trade                            4,381         4,512
     Accounts receivable - other                            5,858         1,885
     Fuel inventories                                         470           693
     Fuel held for resale                                     370            50
     Spare parts inventories                                  758           641
     Other current assets                                     310           552
                                                         --------      --------
        Total current assets                               13,846        15,803

NET INVESTMENT IN LEASE (Notes 3 and 6)                   263,540       263,048

GREENHOUSE FACILITY, net of accumulated
      depreciation of $953 in 1999 and $523 in 1998         7,816         8,172

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $1,205 in 1999 and
     $882 in 1998                                           6,018         6,341

NOTE RECEIVABLE FROM AFFILIATE                              7,519         6,900

INVESTMENT IN UNCONSOLIDATED AFFILIATE                          1             1
                                                         --------      --------

        Total assets                                     $298,740      $300,265
                                                         ========      ========

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current portion of bonds payable                     $  1,238      $     --
Accounts payable                                            1,116         2,177
Retainage payable                                              --         5,587
Accrued expenses                                            6,457         1,386
                                                         --------      --------
        Total current liabilities                           8,811         9,150

FIRST MORTGAGE BONDS PAYABLE                              175,762       177,000
                                                         --------      --------
Total liabilities                                         184,573       186,150

COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' CAPITAL:                                        114,167       114,115
                                                         --------      --------

        Total liabilities and partners' capital          $298,740      $300,265
                                                         ========      ========


               The accompanying notes to the financial statements
                 are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                             1999           1998           1997
                                           --------       --------       --------
OPERATING REVENUES:
    Lease revenue                          $ 23,436       $ 23,368       $  6,579
    Service revenue                          24,312         24,952          5,944
    Greenhouse revenue                        2,142          1,782             --
    Commodity sales                             813            283             92
    Other                                       791            941            733
                                           --------       --------       --------
                                             51,494         51,326         13,348

OPERATING EXPENSES:
     Cost of services                        25,397         27,308          6,856
     Greenhouse operating expenses            2,263          1,828            799
     Commodity sales expense                    733            184             92
                                           --------       --------       --------
                                             28,393         29,320          7,747

OPERATING INCOME                             23,101         22,006          5,601

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease         2,235             --         97,042
     Interest expense                       (14,170)       (14,068)        (4,024)
     Interest income                            984            972            383
     Other                                       20             --             --
                                           --------       --------       --------


Net income                                 $ 12,170       $  8,910       $ 99,002
                                           ========       ========       ========


             The accompanying notes to the financial statements are
                     an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                                                                          GENERAL
                                                    LIMITED PARTNERS                      PARTNER        TOTAL
                                     --------------------------------------------     -------------- -------------
                                                                       Cogentrix          LSP -
                                     TPC Whitewater,  Granite Power   Whitewater,     Whitewater I,
                                          Inc.        Partners, L.P.      LLC              Inc.
                                     ---------------  -------------   -----------     -------------
Balance, December 31, 1996             $      --       $       1       $      --       $      --       $       1

Capital contributions                     20,556              --              --              --          20,556

Net income                                25,572          72,440              --             990          99,002
                                       ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1997                46,128          72,441              --             990         119,559

Net income through March 20, 1998            385           1,089              --              15           1,489

Sale of 100% ownership interest,
  March 20, 1998                              --         (73,530)         73,530              --              --

Partner distributions                     (1,822)             --         (12,461)            (71)        (14,354)

Net income from March 20, 1998
  through December 31, 1998                1,917              --           5,430              74           7,421
                                       ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1998                46,608              --          66,499           1,008         114,115

Net income                                 3,144              --           8,904             122          12,170

Partner distributions                     (2,366)             --          (9,660)            (92)        (12,118)
                                       ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1999             $  47,386       $      --       $  65,743       $   1,038       $ 114,167
                                       =========       =========       =========       =========       =========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                     1999            1998            1997
                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  12,170       $   8,910       $  99,002
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Gain on sales-type capital lease                                (2,235)             --         (97,042)
     Amortization of unearned lease income                          (23,436)        (23,368)         (6,579)
     Minimum lease payments received                                 22,944          22,392           6,247
     Amortization of debt issuance and financing costs                  323             266              76
     Depreciation                                                       430             411             112
     Decrease (increase) in accounts receivable - trade                 131             471          (4,983)
     (Increase) decrease in accounts receivable - other              (3,973)            310              --
     (Increase) decrease in fuel inventories                            (97)            618            (984)
     Increase in spare parts inventories                               (117)           (209)           (136)
     Decrease (increase) in other current assets                        242             130            (682)
     Decrease in accounts payable                                    (1,061)         (3,728)         (2,722)
     Increase in accrued expenses                                     5,071           1,322              64
                                                                  ---------       ---------       ---------
   Net cash flows provided by (used in) operating activities         10,392           7,525          (7,627)
                                                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales of land and improvements                                  --              --             939
     Payments on construction in process                                 --              --         (33,847)
     Investments held by Trustee                                         --              --         (20,556)
     Investments drawn                                                   --              --          42,596
     Decrease in retainage payable                                   (3,352)             --           5,587
     Decrease in restricted cash                                      6,036           7,463              --
     Purchase of greenhouse equipment                                   (74)           (302)             --
                                                                  ---------       ---------       ---------
   Net cash flows provided by (used in) investing activities          2,610           7,161          (5,281)
                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in note receivable from affiliate                        (619)         (6,900)             --
     Partner distributions                                          (12,118)        (14,354)             --
     Capital contributions                                               --              --          20,556
                                                                  ---------       ---------       ---------
   Net cash flows provided by (used in) financing activities        (12,737)        (21,254)         20,556

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    265          (6,568)          7,648
CASH AND CASH EQUIVALENTS, beginning of period                        1,181           7,749             101
                                                                  ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                          $   1,446       $   1,181       $   7,749
                                                                  =========       =========       =========
RECONCILIATION OF CHANGES IN
CONSTRUCTION IN PROCESS
Decrease in total construction in process                         $      --       $      --       $ 145,694
Construction in process sold in lease transaction                        --              --        (170,493)
Amortization of debt issuance and financing costs                        --              --             185
Interest income on investments held by Trustee                           --              --          (1,375)
Increase in accounts receivable - other                                  --              --          (2,195)
Decrease in other current assets                                         --              --               1
Increase in fuel inventories                                             --              --            (378)
Increase in spare parts inventories                                      --              --            (296)
Decrease in accounts payable                                             --              --          (4,990)
                                                                  ---------       ---------       ---------
Payments on construction in process                               $      --       $      --       $ (33,847)
                                                                  =========       =========       =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the year                            $  13,801       $  13,801       $  13,801
                                                                  =========       =========       =========


               The accompanying notes to the financial statements
                   are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

     LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). As of December 31, 1999, the 1% general partner of the Partnership was LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC, a limited liability company ("Cogentrix"). Cogentrix and TPC Whitewater, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation. See Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

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

2.   CHANGE IN CONTROL

    On March 6, 1998, the previous owners of the Partnership, LS Power Corporation and its wholly-owned subsidiary Granite Power Partners L.P. (collectively, the "Sellers") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cogentrix Mid-America, Inc. (CMA) and Cogentrix Whitewater, LLC (collectively, the "Purchasers") and Cogentrix Energy, Inc. ("Cogentrix Energy") which controls each of the Purchasers as wholly-owned indirect subsidiaries.

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

RESTRICTED CASH

      The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market value at December 31, 1999 and 1998. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

NOTE RECEIVABLE FROM AFFILIATE

     At December 31, 1999 and 1998, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

CURRENT LIABILITIES

    As of December 31, 1998, $5,587,000 of current liabilities were considered project costs and were eligible for payment from funds held by the Trustee, which are included in restricted cash in the accompanying balance sheets. There were no such amounts at December 31, 1999 (See Note 12).

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

COMMODITY SALES

    Commodity sales consist primarily of sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties and related parties.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. Early adoption is allowed.

    The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements, and has not determined the timing or method of adoption of SFAS No. 133.

    In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Partnership adopted SOP No. 98-5 as of January 1, 1999. The Partnership has determined that the adoption of SOP No. 98-5 did not have a material impact on the financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation.

4.   ACCOUNTS RECEIVABLE - OTHER

     Accounts Receivable - other of $5.9 million at December 31, 1999 consisted primarily of amounts due from the Partnership's insurance carrier for claims filed related to maintenance on the gas turbine.

     Accounts Receivable - other at December 31, 1998 primarily consisted of amounts due from Westinghouse Electric Corporation ("Westinghouse Electric" or the "Contractor"), the Partnership's construction contractor, for warranty expense reimbursements. These amounts were settled during the year ended December 31, 1999 in connection with the final settlement of all outstanding issues and obligations of the Partnership and the Contractor (See Note 12).

5.   FUEL INVENTORIES

Fuel inventories consist of the following (dollars in thousands):

                  DECEMBER 31,
                 --------------
                 1999      1998
                 ----      ----
Natural Gas      $154      $475
Fuel Oil          316       218
                 ----      ----

                 $470      $693
                 ====      ====

    Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method, and fuel oil inventory is stated at cost based on the first-in first-out method.


6.   SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 1999 and 1998, are as follows (dollars in thousands):

                                      DECEMBER 31,
                               -------------------------
                                  1999            1998
                               ---------       ---------
Gross Investment in Lease      $ 570,157       $ 593,102
Unearned Income on Lease        (306,617)       (330,054)
                               ---------       ---------
Net Investment in Lease        $ 263,540       $ 263,048
                               =========       =========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 1999, are as follows (dollars in thousands):


                       2000                        $   24,040
                       2001                            24,129
                       2002                            25,144
                       2003                            26,022
                       2004                            27,069
                       Thereafter                     443,753
                                                   ----------
                       Total                       $  570,157
                                                   ==========

7.   GREENHOUSE FACILITY

Greenhouse Facility consists of (dollars in thousands):

                                           DECEMBER 31,
                              -----------------------------------
                                1999          1998          1997
                              -------       -------       -------
Building                      $ 7,622       $ 7,622       $ 7,488
Equipment                       1,147         1,073           905
                              -------       -------       -------
                                8,769         8,695         8,393
Accumulated Depreciation         (953)         (523)         (112)
                              -------       -------       -------
                              $ 7,816       $ 8,172       $ 8,281
                              =======       =======       =======

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

STATEMENT OF INCOME DATA:

                   FOR THE YEAR ENDED DECEMBER 31,
                        1999, 1998 AND 1997
                   -------------------------------

Interest income           $25,886
Interest expense           25,886
                          -------
Net income                $    --
                          =======

BALANCE SHEET DATA:

                                                       DECEMBER 31,
                                                      1999 AND 1998
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
                                                        ========

9.   FIRST MORTGAGE BONDS PAYABLE

First Mortgage Bonds payable consists of the following at December 31, 1999 and 1998 (dollars in thousands):

                 7.19% First Mortgage Bonds
                   Due June 30, 2010 ("2010 Bonds")      $  56,273
                 8.08% First Mortgage Bonds
                   due December 30, 2016 ("2016 Bonds")    120,727
                                                         ---------
                                                          $177,000
                                                         =========

On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts beginning on June 30, 2000 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 1999 are as follows (dollars in thousands):

                       2000                                  $   1,238
                       2001                                      1,767
                       2002                                      2,431
                       2003                                      3,129
                       2004                                      3,804
                       Thereafter                              164,631
                                                             ---------
                                                              $177,000
                                                             =========

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

10.  CREDIT AGREEMENT

      The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2000. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from .25% to .375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no letters of credit outstanding under the Credit Agreement at December 31, 1999 and 1998. For all periods through December 31, 1999, no working capital loans had been made to the Partnership under the Credit Agreement.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

      The majority of the Partnership's accounts receivable are from a major regulated utility (WEPCO) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 1999 and 1998, was approximately $11,897,000 lower and $16,647,000 higher, respectively, than the historical carrying value of $177,000,000.

12.   COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

      The Partnership has a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Facility to specified performance levels by May 31, 1997, and is required under the contract to reimburse the Partnership for extension fees paid under its Power Purchase Agreement with WEPCO, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $110,000 and $4,539,000 of reimbursable extension fees and delay liquidated damages, respectively. The Partnership recorded receivables from Westinghouse Electric of $2,195,000 at December 31, 1997, which was comprised of reimbursable extension fees of $35,000 and delay liquidated damages of $2,160,000. These amounts were collected during the year ended December 31, 1998 (see Note 4).

    Effective September 18, 1997, Whitewater and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, Whitewater had retained construction contract payments (in the form of cash and an irrevocable letter of credit), of approximately $11,174,000.

     In November 1999, Whitewater and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $2,987,000 from funds available in Whitewater's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,587,000 to $2,500,000. The remaining value of this letter of credit will be decreased in stages as the Contractor successfully completes various agreed upon inspections and additional work. Upon the release of the remaining construction retainage account and settlement of approximately $365,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $2,235,000.

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

    In accordance with the Power Purchase Agreement, the Partnership was responsible for reimbursing the Utility for the actual increased costs of capacity and energy acquired to replace the capacity and energy, which were to be provided by the Facility. The Partnership's obligation to reimburse the Utility for these "Replacement Power" costs began on June 23, 1997 and continued through September 17, 1997. The Partnership had an obligation for Replacement Power costs if the Utility's actual costs of capacity and energy exceeded the amounts that would have been paid to the Partnership under the Power Purchase Agreement. For the period from June 23, 1997 through September 17, 1997, the Partnership was required to pay the Utility approximately $3,300,000 for Replacement Power costs.

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

OPERATIONS AND MAINTENANCE

     The Facility was operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement").

     On March 16, 1999, the Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Whitewater made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to approximately $160,000. The O&M Agreement has been replaced with a substantially similar agreement to the applicable O&M Agreement. The new operations and maintenance agreement was executed with LSP-Whitewater I, Inc., which is the general partner of the Partnership, and an indirect subsidiary of Cogentrix Energy.

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

GREENHOUSE

      Construction of the Greenhouse was substantially complete on June 2, 1997. The Partnership has an operational services agreement with Floriculture, Inc. ("Floriculture"), an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services, Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 12% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2002. For the years ended December 31, 1999 and 1998, Floriculture earned a management fee pursuant to the operations services agreement of approximately $47,000 and $26,000, respectively.

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

14.   RELATED PARTY TRANSACTIONS

    Certain management services are provided to the Partnership pursuant to management services agreements. Under the agreements, certain companies manage the business affairs of the Partnership. During the construction and prior to the change in control of the Partnership (Note 2), LS Power Corporation managed the Partnership. As compensation for its services, LS Power received a monthly management fee of $60,000 during construction, and $50,000 during operation (both in 1995 dollars). These fees were escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $437,000 during the year ended December 31, 1998. On March 20, 1998, LS Power assigned all rights and obligations under the management services agreements to Cogentrix Energy. The Partnership incurred expenses of approximately $883,000 and $794,000 to Cogentrix Energy during the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Partnership recorded accounts payable to Cogentrix Energy of approximately $28,000 and $26,000, respectively.

    On March 16, 1999, Whitewater exercised an option under its O&M Agreement to terminate its agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner, LSP-Whitewater I, Inc. Amounts paid to the general partner under the new O&M Agreement approximated $265,000 for the year ended December 31, 1999.

    Commodity sales include natural gas sales to a related party, Cottage Grove, L.P. Total sales approximated $187,000 and $56,000 for the years ended December 31, 1999 and 1998, respectively.

15.   PARTNERS' CAPITAL

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

3.4.3.            -----Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (8)

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

3.6.2.            -----Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (8)

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

10.41.1           -----Operation and Maintenance Agreement by and between
                           LSP-Cottage Grove, L.P. as owner and LSP-Cottage Grove, Inc. as Operator dated April 15, 1999.* (9)

10.42.            -----Parts Agreement dated as of April 11, 1995 between
                           Westinghouse Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)

10.43.            -----Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, L.P. (1)

10.43.1           -----Amendment to Management Services Agreement, dated as of
                           December 11, 1998, between LSP-Cottage Grove, L.P. and Cogentrix Energy, Inc. (8)

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

10.101.1          -----Operation and Maintenance Agreement by and between
                           LSP-Whitewater Limited Partnership as owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999.* (9)

10.102.           -----Parts Agreement dated as of April 10, 1995 between
                           Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership. (1)(*)

10.103.           -----Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater Limited Partnership. (1)

10.103.1.         -----Amendment to Management Services Agreement, dated as of
                           December 11, 1998, between LSP-Whitewater Limited Partnership and Cogentrix Energy, Inc. (8)

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

10.174            -----Pledge Agreement dated March 20, 1998 between Cogentrix
                           Whitewater LLC and The Chase Manhattan Bank as Collateral Agent. (5)

27.1              -----Financial Data Schedule - LS Power Funding Corporation.

27.2              -----Financial Data Schedule - LSP-Cottage Grove, L.P.

27.3              -----Financial Data Schedule - LSP-Whitewater Limited
                           Partnership.

-------------------

(1) Incorporated herein by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or to the Form 10-K filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.


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

(4) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1997.

(5) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998.

(6) Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed March 31, 1998.

(7) Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed April 6, 1998.

(8) Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999.

(9) Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed May 17, 1999.

* Confidential treatment has been granted for certain portions of the noted document.