Form 10-Q
period 2000-03-31
LS POWER FUNDING CORP
filed 2000-05-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                     PART I
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

                  Financial Statement Index                               F-1

PART I/ITEM 1.    FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, filed by Funding, and the Partnerships.


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

GENERAL

         Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater ("TPC Whitewater"), an affiliate of TPC Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the respective utilities and to a lesser extent the level of thermal energy required by the steam hosts.

Funding

         Funding was organized in June 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding's sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues increased approximately 9.1% for the first quarter of 2000 as compared to the first quarter of 1999. This increase was primarily a result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in service revenue was partially offset by a decrease in megawatt hours provided to the purchasing utility. The increase in commodity sales resulted primarily from an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 18.4% for the first quarter of 2000 as compared to the first quarter of 1999. This increase was the result of increases in cost of services and commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. The increase in fuel expense was partially offset by a decrease in other operating expenses as a result of a decrease in megawatt hours provided to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Whitewater

         Operating revenues increased approximately 16.6% for the first quarter of 2000 as compared to the first quarter of 1999. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours provided to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 32.3% for the first quarter of 2000 as compared to the first quarter of 1999. This increase was primarily the result of increases in cost of services and commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices, which was partially offset by decreased megawatt hours sold to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

OPERATIONS AND MAINTENANCE

Operations and Maintenance Agreements

         Each of the Cottage Grove and Whitewater Facilities is operated by its respective general partner pursuant to operations and maintenance agreements (an "O&M Agreement", and collectively, the "O&M Agreements") expiring in 2004. Under each O&M Agreement, the general partners are required to provide certain services during the operation of the Facilities. As compensation for its services, each general partner is reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, each general partner will receive an annual management fee of $350,000 (subject to adjustment each year based on specified indices). The Partnerships contract directly with certain subcontractors for materials and services which are outside the scope of the general partners' obligations under the O&M Agreements, including major maintenance of the Facilities. The general partners are also subject to an annual performance bonus or penalty depending upon each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in each Facility's Power Purchase Agreement. Furthermore, the general partners are subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal components of operating cash flow for the three-month period ending March 31, 2000 were net income of $1.9 million, a $0.1 million adjustment for amortization of debt issuance and financing costs and a net $4.9 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flow provided by operating activities of $6.8 million was primarily used to fund $6.4 million of restricted cash.

Whitewater

         The principal components of operating cash flow for the three-month period ended March 31, 2000 were net income of $2.1 million, a $0.2 million adjustment for depreciation and amortization of debt issuance and financing costs, a net $4.3 million of cash provided by changes in other working capital assets and liabilities and amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flow provided by operating activities of $6.7 million and a portion of the cash on hand at the beginning of the period of $0.1 million was primarily used to fund $6.8 million of restricted cash.

         The $332,000,000 of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155,000,000 of Cottage Grove First Mortgage Bonds and (ii) $177,000,000 of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, the Partnerships each received equity contributions from TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18,167,000 for Cottage Grove and $20,556,000 for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of the Partnerships' First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to the Partnerships were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of the Facilities,
(ii) pay interest on the Partnerships' First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents. During 1999 and 1998, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The funds, currently equal to $6,585,000 and $7,519,000 for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

         In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amounts, each Partnership may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility which expires in June 2002. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At March 31, 2000, no amounts were outstanding under the working capital facilities.

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


LS POWER FUNDING CORPORATION

By:                   /s/ Thomas F. Schwartz
--------------------------------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    May 15, 2000


LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:    General Partner


By:                   /s/ Thomas F. Schwartz
--------------------------------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    May 15, 2000


LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:    General Partner

By:                   /s/ Thomas F. Schwartz
--------------------------------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    May 15, 2000

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                         Page
                                                                                         ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                  F-2
   Statements of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)    F-3
   Statements of Cash Flows for the Three Months Ended March 31, 2000
      and 1999 (unaudited)                                                                F-4
   Notes to Condensed Financial Statements (unaudited)                                    F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                  F-6
   Statements of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)    F-7
   Statements of Cash Flows for the Three Months Ended March 31, 2000 and
      1999 (unaudited)                                                                    F-8
   Notes to Condensed Financial Statements (unaudited)                                    F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                  F-12
   Statements of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)    F-13
   Statements of Cash Flows for the Three Months Ended March 31, 2000 and
      1999 (unaudited)                                                                    F-14
   Notes to Condensed Financial Statements (unaudited)                                    F-15

                      LS POWER FUNDING CORPORATION
                             BALANCE SHEETS
                  March 31, 2000 and December 31, 1999
                         (dollars in thousands)

                                                                March 31,    December 31,
                                 ASSETS                            2000          1999
                                                                 --------      --------
                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                        $      1      $      1
     Interest receivable on First Mortgage Bonds                    6,472            --
                                                                 --------      --------
     Total current assets                                           6,473             1

INVESTMENT IN FIRST MORTGAGE BONDS                                332,000       332,000
                                                                 --------      --------

     Total assets                                                $338,473      $332,001
                                                                 ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of Senior Secured Bonds Payable             $  2,322      $  2,322
     Interest payable on Senior Secured Bonds Payable               6,472            --
                                                                 --------      --------
     Total current liabilities                                      8,794         2,322

SENIOR SECURED BONDS PAYABLE                                      329,678       329,678
                                                                 --------      --------

     Total liabilities                                            338,472       332,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                             --            --
     Additional paid-in capital                                         1             1
                                                                 --------      --------

      Total stockholders' equity                                        1             1
                                                                 --------      --------

      Total liabilities and stockholders' equity                 $338,473      $332,001
                                                                 ========      ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
               For the Three-Months Ended March 31, 2000 and 1999
                             (dollars in thousands)


                             Three-Months Ended March 31,
                             ----------------------------
                                  2000        1999
                               ---------   ---------

Interest income                $   6,472   $   6,472

Interest expense                   6,472       6,472
                               ---------   ---------

Net income                     $      --   $      --
                               =========   =========
Earnings per common share      $      --   $      --
                               =========   =========


The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three-Months Ended March 31, 2000 and 1999
                             (dollars in thousands)


                                         Three-Months Ended March 31,
                                         ----------------------------
                                               2000      1999
                                             --------- ---------

CASH PROVIDED BY OPERATING ACTIVITIES        $      -- $      --
                                             --------- ---------

CASH PROVIDED BY INVESTING ACTIVITIES               --        --
                                             --------- ---------

CASH PROVIDED BY FINANCING ACTIVITIES               --        --
                                             --------- ---------

NET INCREASE (DECREASE) IN CASH                     --        --
CASH, beginning of period                            1         1
                                             --------- ---------
CASH, end of period                          $       1 $       1
                                             ========= =========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

     The balance sheet as of March 31, 2000 and the statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999.

     The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.       ORGANIZATION

     Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

3.       RECLASSIFICATION

     Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of March 31, 2000, and for the three-months ended March 31, 2000.

                            LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                             (dollars in thousands)

                                                              March 31,     December 31,
                                ASSETS                          2000            1999
                                                              --------        --------
                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                $  1,372        $    957
     Restricted cash                                             6,631             244
     Accounts receivable - trade                                 4,407           4,591
     Accounts receivable - other                                   126              --
     Fuel inventories                                              266           1,280
     Fuel held for resale                                           --             711
     Spare parts inventories                                       527             511
     Other current assets                                          214             122
                                                              --------        --------
        Total current assets                                    13,543           8,416

NET INVESTMENT IN LEASE (Notes 3 and 4)                        236,698         236,655

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization of $1,244 in 2000 and $1,184 in 1999           5,878           5,938

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                          6,585           6,585

INVESTMENT IN UNCONSOLIDATED AFFILIATE                               1               1
                                                              --------        --------

        Total assets                                          $262,705        $257,595
                                                              ========        ========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of bonds payable                         $  1,084        $  1,084
     Accounts payable                                            1,994           1,395
     Accrued interest payable                                    3,021              --
     Other accrued expenses                                        422             794
                                                              --------        --------
        Total current liabilities                                6,521           3,273

FIRST MORTGAGE BONDS PAYABLE                                   153,916         153,916
                                                              --------        --------
        Total liabilities                                      160,437         157,189

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                              102,268         100,406
                                                              --------        --------

        Total liabilities and partners' capital               $262,705        $257,595
                                                              ========        ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                            LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
               For the Three-Months ended March 31, 2000 and 1999
                             (dollars in thousands)


                                      Three-Months Ended March 31,
                                      ----------------------------
                                         2000              1999
                                       --------         --------

OPERATING REVENUES:
    Lease revenue                      $  5,329         $  5,306
    Service revenue                       6,342            5,475
    Commodity sales                       1,416            1,197
    Other                                   233              233
                                       --------         --------
                                         13,320           12,211

OPERATING EXPENSES:
     Cost of services                     7,259            6,064
     Commodity sales expense              1,272            1,139
                                       --------         --------
                                          8,531            7,203

OPERATING INCOME                          4,789            5,008

NON-OPERATING INCOME (EXPENSE):
     Interest expense                    (3,090)          (3,096)
     Interest income                        163              204
                                       --------         --------


NET INCOME                             $  1,862         $  2,116
                                       ========         ========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                         LSP-COTTAGE GROVE, L.P.
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Three-Months Ended March 31, 2000 and 1999
                         (dollars in thousands)

                                                             Three-Months Ended March 31,
                                                             ----------------------------
                                                                 2000            1999
                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,862         $ 2,116
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of debt issuance and financing costs              60              69
      Amortization of unearned lease income                      (5,329)         (5,306)
      Minimum lease payments received                             5,286           5,043
      (Increase) decrease in accounts receivable - trade            184             (50)
      (Increase) decrease in accounts receivable - other           (126)            525
      Decrease in fuel inventories                                1,725           1,343
      (Increase) decrease in spare parts inventories                (16)             63
      (Increase) decrease in other current assets                   (92)             43
      Increase (decrease) in accounts payable                       599          (1,434)
      Increase in accrued interest payable                        3,021           3,021
      Increase (decrease) in accrued expenses                      (372)          1,216
                                                                -------         -------
   Net cash flows provided by operating activities                6,802           6,649
                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in restricted cash                                (6,387)         (5,877)
                                                                -------         -------
   Net cash flows used in investing activities                   (6,387)         (5,877)
                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partner distributions                                          --            (220)
      Increase in note receivable from affiliate                     --            (542)
                                                                -------         -------
   Net cash flows used in financing activities                       --            (762)
                                                                -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           415              10
CASH AND CASH EQUIVALENTS, beginning of period                      957             918
                                                                -------         -------
CASH AND CASH EQUIVALENTS, end of period                        $ 1,372         $   928
                                                                =======         =======

The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2000 and the statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999.


2.       ORGANIZATION

         The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc., ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC, ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove, Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

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

         All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company, (the "Utility") under a 30-year power purchase agreement (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company (the "Steam Purchaser") under a 30-year thermal energy sales agreement.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market at March 31, 2000 and December 31, 1999. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service and major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

NOTE RECEIVABLE FROM AFFILIATE

         At March 31, 2000, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

COMMODITY SALES

         Commodity sales consist primarily of commodity sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties.

COST OF SERVICES

         Cost of services represents expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchaser.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior period's financial statements to conform with the classification used in the financial statements as of March 31, 2000, and for the three-months then ended.


4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 2000, are as follows (dollars in thousands):

                      Gross Investment in Lease           $  522,345
                      Unearned Income on Lease              (285,647)
                                                          ----------
                      Net Investment in Lease             $  236,698
                                                          ==========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                             (dollars in thousands)

                                                                          March 31,      December 31,
                                ASSETS                                      2000            1999
                                                                          --------        --------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $  1,382        $  1,446
     Restricted cash                                                         7,012             253
     Accounts receivable - trade                                             4,916           4,381
     Accounts receivable - other                                             5,303           5,858
     Fuel inventories                                                          310             470
     Fuel held for resale                                                       --             370
     Spare parts inventories                                                   762             758
     Other current assets                                                      776             310
                                                                          --------        --------
        Total current assets                                                20,461          13,846

NET INVESTMENT IN LEASE (Notes 3 and 4)                                    263,395         263,540

GREENHOUSE FACILITY, net of accumulated
      depreciation of $1,053 in 2000 and $953 in 1999                        7,716           7,816

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $1,277 in 2000 and $1,205 in 1999           5,946           6,018

NOTE RECEIVABLE FROM AFFILIATE                                               7,519           7,519

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                           1               1
                                                                          --------        --------

        Total assets                                                      $305,038        $298,740
                                                                          ========        ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current portion of bonds payable                                      $  1,238        $  1,238
    Accounts payable                                                           777           1,116
    Accrued interest payable                                                 3,451              --
    Other accrued expenses                                                   7,547           6,457
                                                                          --------        --------
        Total current liabilities                                           13,013           8,811

FIRST MORTGAGE BONDS PAYABLE                                               175,762         175,762
                                                                          --------        --------
        Total liabilities                                                  188,775         184,573

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:                                                         116,263         114,167
                                                                          --------        --------

        Total liabilities and partners' capital                           $305,038        $298,740
                                                                          ========        ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
               For the Three-Months Ended March 31, 2000 and 1999
                             (dollars in thousands)


                                         Three Months Ended March 31,
                                         ----------------------------
                                            2000             1999
                                          --------         --------

OPERATING REVENUES:
    Lease revenue                         $  5,864         $  5,855
    Service revenue                          7,749            6,395
    Commodity sales                            776               60
    Other                                      225              221
                                          --------         --------
                                            14,614           12,531

OPERATING EXPENSES:
     Cost of services                        8,361            6,740
     Greenhouse operating expenses             194              196
     Commodity sales expense                   693               52
                                          --------         --------
                                             9,248            6,988

OPERATING INCOME                             5,366            5,543

NON-OPERATING INCOME (EXPENSE):
     Interest expense                       (3,531)          (3,533)
     Interest income                           261              229
                                          --------         --------


NET INCOME                                $  2,096         $  2,239
                                          ========         ========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                    LSP-WHITEWATER LIMITED PARTNERSHIP
                   STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the Three-Months ended March 31, 2000 and 1999
                          (dollars in thousands)


                                                             Three-Months Ended March 31,
                                                             ----------------------------
                                                                2000             1999
                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 2,096         $ 2,239
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of debt issuance and financing costs              72              80
     Depreciation                                                  100             107
     Amortization of unearned lease income                      (5,864)         (5,855)
     Minimum lease payments received                             6,009           5,736
     Increase (decrease) in accounts receivable - trade           (535)            149
     Decrease in accounts receivable - other                       555             210
     Decrease in fuel inventories                                  530             411
     Increase in spare parts inventories                            (4)            (36)
     Increase in other current assets                             (466)           (235)
     Decrease in accounts payable                                 (339)         (1,256)
     Increase in accrued interest payable                        3,451           3,451
     Increase in accrued expenses                                1,090           1,568
                                                               -------         -------
   Net cash flows provided by operating activities               6,695           6,569
                                                               -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                (6,759)         (6,921)
                                                               -------         -------
   Net cash flows used in investing activities                  (6,759)         (6,921)
                                                               -------         -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         --              --
                                                               -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (64)           (352)
CASH AND CASH EQUIVALENTS, beginning of period                   1,446           1,181
                                                               -------         -------
CASH AND CASH EQUIVALENTS, end of period                       $ 1,382         $   829
                                                               =======         =======

The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2000 and the statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999.


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

         The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by the Partnership (collectively, the "Steam Purchasers").


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

         The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market at March 31, 2000 and December 31, 1999. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service and major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

NOTE RECEIVABLE FROM AFFILIATE

         At March 31, 2000, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

COST OF SERVICES

         Cost of services represents expenses related to operating the Facility and providing variable electric energy to the Utility as well as thermal energy to the Steam Purchaser.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of March 31, 2000 and for the three-months then ended.


4.       SALES-TYPE CAPITAL LEASE

         Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at March 31, 2000 are as follows (dollars in thousands):

                Gross Investment in Lease        $    564,147
                Unearned Income on Lease             (300,752)
                                                 ------------
                Net Investment in Lease          $    263,395
                                                 ============

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.