Form 10-Q
period 2000-06-30
LS POWER FUNDING CORP
filed 2000-08-14
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number 33-95928


                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     81-0502366
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                  Financial Statement Index                             F-1

PART I/ITEM 1.    FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater are sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by Funding and the Partnerships.


PART I/ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing Funding's and the Partnerships' recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Funding and the Partnerships which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause Funding's and the Partnerships' actual results to differ materially from the forward-looking statements.

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

         The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. The gross investment in lease (future minimum lease payments) represents the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the discounted future minimum lease payments represents unearned income. This unearned income is being recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the respective utilities and to a lesser extent the level of thermal energy required by the steam hosts.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues did not significantly fluctuate for the second quarter of 2000 as compared to the second quarter of 1999. This was the result of an increase in commodity sales, which was partially offset by a decrease in service revenue. The increase in commodity sales resulted from an increase in remarketed fuel sales to third party purchasers. The decrease in service revenue resulted from a decrease in megawatt hours sold to the purchasing utility, which was partially offset by an increase in the variable energy rate charged as a result of an increase in natural gas prices.

         Operating revenues increased approximately 4.7% to $24.5 million for the six-month period ended June 30, 2000 as compared to $23.4 million for the six-month period ended June 30, 1999. This increase was the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in the variable energy rate was partially offset by a decrease in megawatt hours sold to the purchasing utility. Increased commodity sales resulted from an increase in remarketed fuel sales to third party purchasers.

         Operating expenses decreased approximately 2.3% for the second quarter of 2000 as compared to the second quarter of 1999. This change was primarily the result of a decrease in cost of services due to a decrease in megawatt hours sold to the purchasing utility. The decrease in megawatt hours was partially offset by an increase in natural gas prices and an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 8.5% to $15.3 million for the six-month period ended June 30, 2000 as compared to $14.1 million for the corresponding period of 1999. This change was the result of an increase in fuel expense due to an increase in natural gas prices. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Whitewater

         Operating revenues increased approximately 16.0% to $15.2 million for the second quarter of 2000 as compared to $13.1 million for the second quarter of 1999. This change was the result of increases in service, commodity and greenhouse revenues. The increase in service revenues resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in service revenue was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales increased due to an increase in remarketed fuel sales to third party purchasers. The increase in greenhouse revenues was the result of the introduction and sales of new greenhouse products in 2000.

         Operating revenues increased approximately 16.0% to $29.8 million for the six-month period ended June 30, 2000 as compared to $25.7 million for the corresponding period of 1999. This increase was the result of the factors discussed above: the increase in service revenue, increased fuel sales to third parties and an increase in greenhouse revenues.

         Operating expenses increased approximately 27.6% to $8.8 million for the second quarter of 2000 as compared to $6.9 million for the second quarter of 1999. This change was the result of increases in costs of services, commodity sales expense and greenhouse expenses. The increase in cost of services resulted from an increase in fuel expense as a result of an increase in natural gas prices. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers. Greenhouse expense increased as the result of the introduction and sales of new products at the greenhouse.

         Operating expenses increased approximately 29.5% to $18.0 million for the six-months ended June 30, 2000 as compared to $13.9 million for the corresponding period of 1999. This increase was the result of the factors discussed above: an increase in fuel expense, an increase in commodity sales expense and an increase in greenhouse expense. The increase in operating expense was partially offset by a decrease in megawatt hours sold to the purchasing utility.

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

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal components of operating cash flow for the six-month period ending June 30, 2000 were net income of $3.4 million, a $0.2 million adjustment for amortization of debt issuance and financing costs and a net $2.7 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flow provided by operating activities of $6.2 million and cash on hand at the beginning of the period of $0.3 million were primarily used to fund $0.1 million of escrow, $0.5 million of bond payments, $5.7 million of distributions to partners, and to loan $0.2 million to an affiliate.

Whitewater

         The principal components of operating cash flow for the six-month period ended June 30, 2000 were net income of $5.2 million, a $0.3 million adjustment for depreciation and amortization of debt issuance and financing costs, a $3.7 million decrease in accounts receivable-other due to the receipt of the insurance claims associated with a gas turbine failure, a net $0.8 million of cash provided by changes in other working capital assets and liabilities and minimum lease payments received net of unearned lease income of $0.3 million. Cash flow provided by operating activities of $10.3 million was primarily used to fund $0.7 million of escrow, $0.6 million of bond payments, $4.7 million of distributions to partners and to loan $0.2 million to an affiliate.

         A portion of the proceeds received by the Partnerships from the sale of the First Mortgage Bonds were used by the Partnerships to maintain a debt service reserve fund as required by certain financing documents. During 2000 and 1999, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The required funds of $6.8 million and $7.8 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a Note Receivable from Affiliate at June 30, 2000. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

         In addition to funds received through the sale of the First Mortgage Bonds by the Partnerships and through the equity contributions received from the partners, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility which expires in June 2002. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under its letter of credit facility to secure certain obligations under their Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At June 30, 2000, no amounts were outstanding under the working capital facilities.

         The Partnerships expect that payments from the utilities under the Power Purchase Agreements will provide the substantial majority of their cash flows. Under and subject to the terms of the Power Purchase Agreements, each utility is obligated to purchase electric capacity made available to it and energy that it requests from the related Partnership. For additional information regarding NSP and WEPCO, reference is made to the respective Annual Reports filed on Form 10-K, the Quarterly Reports filed on Form 10-Q, proxy, and any other filings made by NSP and WEPCO with the Commission.

         The Power Purchase Agreements are dispatchable contracts that provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the

Partnerships will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of funds for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

         Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to satisfy each Partnership's obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

         As with any power generation facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and, consequently, Funding's ability to make payments of principal and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective power purchaser to terminate its Power Purchase Agreement.


IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

         The Partnerships have attempted to mitigate the risk of increases in fuel and transportation costs by providing contractually for matching increases in the energy payments the Partnerships receive from the utilities purchasing electricity generated by the Facilities. In addition, the Partnerships have mitigated the risk of fluctuations in interest rates by arranging fixed-rate financing.

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


LS POWER FUNDING CORPORATION

By:      /s/ Thomas F. Schwartz
         ----------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    August 14, 2000


LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:      /s/ Thomas F. Schwartz
         ----------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    August 14, 2000


LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner

By:      /s/ Thomas F. Schwartz
         ----------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    August 14, 2000

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX
                                                                            Page
                                                                            ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 F-2 Statements of Income for theThree Months and Six Months
        Ended June 30, 2000 and 1999 (unaudited)                             F-3
   Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                             F-4
   Notes to Condensed Financial Statements (unaudited)                       F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 F-6 Statements of Income for the Three Months and Six Months
        Ended June 30, 2000 and 1999 (unaudited)                             F-7
   Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                             F-8
   Notes to Condensed Financial Statements (unaudited)                       F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 F-11 Statements of Income for the Three Months and Six Months
        Ended June 30, 2000 and 1999 (unaudited)                            F-12
   Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                            F-13
   Notes to Condensed Financial Statements (unaudited)                      F-14

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (dollars in thousands)



                                                        JUNE 30,    DECEMBER 31,
                      ASSETS                              2000         1999
                                                      -----------   -----------
                                                      (Unaudited)
CURRENT ASSET:
      Cash                                              $       1     $      1

INVESTMENT IN FIRST MORTGAGE BONDS                        330,839      332,000
                                                        ---------     --------

     Total assets                                       $ 330,840     $332,001
                                                        =========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY:
     Current portion of Senior Secured Bonds Payable    $   2,818     $  2,322

SENIOR SECURED BONDS PAYABLE                              328,021      329,678
                                                        ---------     --------

     Total liabilities                                    330,839      332,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000
         shares authorized, 100 shares issued
         and outstanding                                       --           --
     Additional paid-in capital                                 1            1
                                                        ---------     --------

      Total stockholders' equity                                1            1
                                                        ---------     --------

      Total liabilities and stockholders' equity        $330,840      $332,001
                                                        =========     ========

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (dollars in thousands)




                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                            --------------------        ----------------------
                             2000          1999           2000           1999
                            ------        ------        -------        -------

Interest income             $6,472        $6,472        $12,944        $12,944

Interest expense             6,472         6,472         12,944         12,944
                            ------        ------        -------        -------

Net income                  $   --        $   --        $    --        $    --
                            ======        ======        =======        =======

Earnings per common share   $   --        $   --        $    --        $    --
                            ======        ======        =======        =======

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (dollars in thousands)




                                                       SIX MONTHS ENDED JUNE 30,
                                                       ------------------------
                                                          2000           1999
                                                        -------        -------

CASH PROVIDED BY OPERATING ACTIVITIES                   $    --          $ --

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayment of principal on investment in
      First Mortgage Bonds                                1,161            --
                                                        -------          ----
  Net cash flows provided by investing activities         1,161            --

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of Senior Secured Bonds                   (1,161)           --
                                                        -------          ----
  Net cash flows used in financing activities            (1,161)           --
                                                        -------          ----
NET INCREASE (DECREASE) IN CASH                              --            --
CASH, beginning of period                                     1             1
                                                        -------          ----
CASH, end of period                                     $     1          $  1
                                                        =======          ====

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of June 30, 2000, and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999.

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


3.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of June 30, 2000, and for the three months and six months then ended.

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (dollars in thousands)

                                                            JUNE 30,   DECEMBER 31,
                         ASSETS                               2000        1999
                                                           -----------  --------
                                                           (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                              $    627    $    957
     Restricted cash                                             302         244
     Accounts receivable - trade                               3,576       4,591
     Accounts receivable - other                                  95          --
     Fuel inventories                                            493       1,280
     Fuel held for resale                                         --         711
     Spare parts inventories                                     527         511
     Other current assets                                        129         122
                                                            --------    --------
        Total current assets                                   5,749       8,416

NET INVESTMENT IN LEASE (Note 3)                             236,743     236,655

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization of $1,344 at June 30, 2000 and $1,184
     at December 31, 1999                                      5,778       5,938

NOTE RECEIVABLE FROM AFFILIATE                                 6,777       6,585

INVESTMENT IN UNCONSOLIDATED AFFILIATE                             1           1
                                                            --------    --------

        Total assets                                        $255,048    $257,595
                                                            ========    ========

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of bonds payable                       $  1,316    $  1,084
     Accounts payable                                          2,101       1,395
     Other accrued expenses                                      437         794
                                                            --------    --------
        Total current liabilities                              3,854       3,273

FIRST MORTGAGE BONDS PAYABLE                                 153,142     153,916
                                                            --------    --------
        Total liabilities                                    156,996     157,189

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                             98,052     100,406
                                                            --------    --------

        Total liablities and partners' capital              $255,048    $257,595
                                                            ========    ========

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (dollars in thousands)



                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          --------------------------   ------------------------
                             2000          1999           2000           1999
                            ------        ------        -------        -------

OPERATING REVENUES:
  Lease revenue             $ 5,331       $ 5,312       $10,660        $10,618
  Service revenue             5,205         5,501        11,547         10,976
  Commodity sales               664           338         2,080          1,535
  Other                          --            --           233            233
                            -------       -------       -------        -------
                             11,200        11,151        24,520         23,362

OPERATING EXPENSES:
  Cost of services            6,103         6,589        13,362         12,653
  Commodity sales expense       662           335         1,934          1,474
                            -------       -------       -------        -------
                              6,765         6,924        15,296         14,127

OPERATING INCOME              4,435         4,227         9,224          9,235

NON-OPERATING INCOME
  (EXPENSE):
  Interest expense           (3,144)       (3,107)       (6,234)        (6,203)
  Interest income               251           217           414            421
                            -------       -------       -------        -------

NET INCOME                  $ 1,542       $ 1,337       $ 3,404        $ 3,453
                            =======       =======       =======        =======

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (dollars in thousands)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------
                                                                    2000           1999
                                                                  --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  3,404       $  3,453
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of debt issuance and financing costs                160            139
      Amortization of unearned lease income                        (10,660)       (10,618)
      Minimum lease payments received                               10,572         10,086
      Decrease in accounts receivable - trade                        1,015          1,046
      (Increase) decrease in accounts receivable - other               (95)           783
      Decrease in fuel inventories                                   1,498          1,259
      (Increase) decrease in spare parts inventories                   (16)            55
      (Increase) decrease in other current assets                       (7)           108
      Increase (decrease) in accounts payable                          706         (1,824)
      Increase (decrease) in accrued expenses                         (357)         1,802
                                                                  --------       --------
   Net cash flows provided by operating activities                   6,220          6,289
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) decrease in restricted cash                           (58)           137
                                                                  --------       --------
   Net cash flows provided by (used in) investing activities           (58)           137
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on First Mortgage Bonds                                  (542)            --
     Partner distributions                                          (5,758)        (6,109)
     Increase in note receivable from affiliate                       (192)          (542)
                                                                  --------       --------
   Net cash flows used in financing activities                      (6,492)        (6,651)
                                                                  --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (330)          (225)
CASH AND CASH EQUIVALENTS, beginning of period                         957            918
                                                                  --------       --------
CASH AND CASH EQUIVALENTS, end of period                          $    627       $    693
                                                                  ========       ========

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2000, and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999.

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


3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at June 30, 2000, are as follows (dollars in thousands):

              Gross Investment in Lease                         $517,060
              Unearned Income on Lease                          (280,317)
                                                                --------
              Net Investment in Lease                           $236,743
                                                                ========

         Gross investment in lease represents total capacity payments receivable over the remaining term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.


4.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of June 30, 2000, and for the three months and six months then ended.

                                       F10

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (dollars in thousands)

                                                        JUNE 30,     DECEMBER 31,
                   ASSETS                                 2000          1999
                                                       -----------    --------
                                                       (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                          $  5,549      $  1,446
     Restricted cash                                         930           253
     Accounts receivable - trade                           5,053         4,381
     Accounts receivable - other                           1,953         5,858
     Fuel inventories                                        709           470
     Fuel held for resale                                     --           370
     Spare parts inventories                                 738           758
     Other current assets                                    277           310
                                                        --------      --------
        Total current assets                              15,209        13,846

NET INVESTMENT IN LEASE (Note 3)                         263,247       263,540

GREENHOUSE FACILITY, net of accumulated
      depreciation of $1,144 at June 30, 2000 and
      $953 at December 31, 1999                            7,625         7,816

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $1,367 at
     June 30, 2000 and $1,205 at
     December 31, 1999                                     5,856         6,018

NOTE RECEIVABLE FROM AFFILIATE                             7,739         7,519

INVESTMENT IN UNCONSOLIDATED AFFILIATE                         1             1
                                                        --------      --------
        Total assets                                    $299,677      $298,740
                                                        ========      ========

        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current portion of bonds payable                    $  1,502      $  1,238
    Accounts payable                                       1,059         1,116
    Other accrued expenses                                 7,550         6,457
                                                        --------      --------
        Total current liabilities                         10,111         8,811

FIRST MORTGAGE BONDS PAYABLE                             174,879       175,762
                                                        --------      --------
Total liabilities                                        184,990       184,573

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:                                       114,687       114,167
                                                        --------      --------

        Total liabilities and partners' capital         $299,677      $298,740
                                                        ========      ========

          The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (dollars in thousands)


                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          --------------------------   ------------------------
                             2000          1999           2000           1999
                            ------        ------        -------        -------

OPERATING REVENUES:
  Lease revenue             $ 5,861       $ 5,858       $11,725        $11,713
  Service revenue             7,306         5,523        15,055         11,918
  Commodity sales               224           130         1,000            190
  Greenhouse revenue          1,581         1,427         1,581          1,427
  Other                         195           181           420            402
                            -------       -------       -------        -------
                             15,167        13,119        29,781         25,650

OPERATING EXPENSES:
  Cost of services            7,511         5,939        15,872         12,679
  Greenhouse operating
    expenses                  1,060           881         1,254          1,077
  Commodity sales expense       222           125           915            177
                            -------       -------       -------        -------
                              8,793         6,945        18,041         13,933

OPERATING INCOME              6,374         6,174        11,740         11,717

NON-OPERATING INCOME
  (EXPENSE):
  Interest expense           (3,571)       (3,552)       (7,102)        (7,085)
  Interest income               285           241           546            470
                            -------       -------       -------        -------

NET INCOME                  $ 3,088       $ 2,863       $ 5,184        $ 5,102
                            =======       =======       =======        =======

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (dollars in thousands)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------
                                                                    2000           1999
                                                                  --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  5,184       $  5,102
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of debt issuance and financing costs                 162            167
     Depreciation                                                      191            217
     Amortization of unearned lease income                         (11,725)       (11,713)
     Minimum lease payments received                                12,018         11,472
     Increase in accounts receivable - trade                          (672)          (448)
     Decrease in accounts receivable - other                         3,905            646
     Decrease in fuel inventories                                      131            309
     Decrease in spare parts inventories                                20             58
     (Increase) decrease in other current assets                        33           (171)
     Decrease in accounts payable                                      (57)        (1,714)
     Increase in accrued expenses                                    1,093            685
                                                                  --------       --------
   Net cash flows provided by operating activities                  10,283          4,610
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in restricted cash                           (677)           135
                                                                  --------       --------
   Net cash flows provided by (used in) investing activities          (677)           135
                                                                  --------       --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Payment on First Mortgage Bonds                                  (619)            --
     Partner distributions                                          (4,664)        (3,545)
     Increase in note receivable from affiliate                       (220)          (619)
                                                                  --------       --------
   Net cash used in financing activities                            (5,503)        (4,164)
                                                                  --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            4,103            581
CASH AND CASH EQUIVALENTS, beginning of period                       1,446          1,181
                                                                  --------       --------
CASH AND CASH EQUIVALENTS, end of period                          $  5,549       $  1,762
                                                                  ========       ========

          The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2000 and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999.

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

3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at June 30, 2000 are as follows (dollars in thousands):

                Gross Investment in Lease                    $558,137
                Unearned Income on Lease                     (294,890)
                                                             --------
                Net Investment in Lease                      $263,247
                                                             ========

         Gross investment in lease represents total capacity payments receivable over the remaining term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.


4.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of June 30, 2000 and for the three months and six months then ended.