Form 10-Q
period 2000-09-30
LS POWER FUNDING CORP
filed 2000-11-14
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                         Commission File Number 33-95928


                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         81-0502366
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                   No.)


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
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                   No.)

         9405 ARROWPOINT BOULEVARD, CHARLOTTE, NC 28273, (704) 525-3800
                  (Address, including zip code, and telephone
                          number, including area code,
                  of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                      INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

         The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. The gross investment in lease (future minimum lease payments) represents the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and discounted future minimum lease payments represents unearned income. This unearned income is being recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the respective utilities and to a lesser extent the level of thermal energy required by the steam hosts.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues increased approximately 10.6% to $12.5 million for the third quarter of 2000 as compared to $11.3 million for the third quarter of 1999. This was the result of an increase in service revenue which was partially offset by a decrease in commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged as a result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours sold to the purchasing utility. The decrease in commodity sales resulted from a decrease in remarketed fuel sales to third party purchasers.

         Operating revenues increased approximately 6.9% to $37.0 million for the nine-month period ended September 30, 2000 as compared to $34.6 million for the nine-month period ended September 30, 1999. This increase was the result of an increase in service revenues and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged as a result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours sold to the purchasing utility. The increase in commodity sales resulted from an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 25.8% to $7.8 million for the third quarter of 2000 as compared to $6.2 million for the third quarter of 1999. This change was primarily the result of an increase in natural gas prices which was partially offset by a decrease in megawatt hours sold to the purchasing utility. The increase was further offset by a decrease in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 13.2% to $23.1 million for the nine-month period ended September 30, 2000 as compared to $20.4 million for the nine-month period ended September 30, 1999. This change was the result of an increase in natural gas prices. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

Whitewater

         Operating revenues increased approximately 6.8% to $14.2 million for the third quarter of 2000 as compared to $13.3 million for the third quarter of 1999. This was the result of an increase in service revenue and commodity revenues which was partially offset by a decrease in greenhouse revenues. The increase in service revenue resulted from an increase in the variable energy rate charged as a result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours sold to the purchasing utility. The increase in commodity sales resulted from an increase in remarketed fuel sales to third party purchasers. The decrease in greenhouse revenues resulted from the production of a smaller crop during the third quarter of 2000 as compared to the corresponding period of 1999.

         Operating revenues increased approximately 13.1% to $44.0 million for the nine-month period ended September 30, 2000 as compared to $38.9 million for the nine-month period ended September 30, 1999. This change was the result of an increase in service and commodity revenues. Service revenues increased as the result of an increase in the variable energy rate charged as the result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours sold to the purchasing utility. The increase in commodity sales resulted from an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 10.8% to $8.2 million for the third quarter of 2000 as compared to $7.4 million for the third quarter of 1999. This change was primarily the result of an increase in natural gas prices which was partially offset by a decrease in megawatt hours sold to the purchasing utility. To a lesser extent, the increase resulted from an increased commodity sales due to an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 23.5% to $26.3 million for the nine-month period ended September 30, 2000 as compared to $21.3 million for the nine-month period ended September 30, 1999. This increase was a result of the factors discussed above: an increase in natural gas expense and an increase in commodity sales expense. To a lesser extent, the change was the result of increased greenhouse expenses from the introduction of new products at the greenhouse.

OPERATIONS AND MAINTENANCE

Operations and Maintenance Agreements

         Each facility is operated by its respective general partner pursuant to operations and maintenance agreements (an "O&M Agreement", and collectively, the "O&M Agreements") expiring in 2004. Under each O&M Agreement, the general partners are required to provide certain services during the operation of the Facilities. As compensation for its services, each general partner is reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, each general partner will receive an annual management fee of $350,000 (subject to adjustment each year based on specified indices). The Partnerships contract directly with certain subcontractors for materials and services which are outside the scope of the general partners' obligations under the O&M Agreements, including major maintenance of the Facilities. The general partners are also subject to an annual performance bonus or penalty depending upon each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in each Facility's Power Purchase Agreement. Furthermore, the general partners are subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal component of operating cash flow for the nine-month period ending September 30, 2000 was net income of $5.4 million. Total cash flow provided by operating activities of $10.4 million and cash on hand at the beginning of the period of $0.3 million were primarily used to fund $4.2 million of escrow, repay $0.5 million of first mortgage bonds payable and fund $5.8 million of distributions to partners.

Whitewater

         The principal component of operating cash flow for the nine-month period ended September 30, 2000 was net income of $8.1 million. Total cash flow provided by operating activities of $12.6 million was primarily used to fund $7.0 million of escrow, repay $0.6 million of first mortgage bonds payable and fund $4.7 million of distributions to partners.

         A portion of the proceeds received by the Partnerships from the sale of the First Mortgage Bonds were used by the Partnerships to maintain a debt service reserve fund as required by certain financing documents. During 2000 and 1999, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The required funds of $6.8 million and $7.8 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a Note Receivable from Affiliate at September 30, 2000. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

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

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At September 30, 2000, no amounts were outstanding under the working capital facilities.

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

Date:    November 14, 2000


LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner


By:                            /s/ Thomas F. Schwartz
         --------------------------------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    November 14, 2000


LSP-WHITEWATER LIMITED PARTNERSHIP

By:   LSP-Whitewater I, Inc.
Its:  General Partner

By:                            /s/ Thomas F. Schwartz
         --------------------------------------------
         Name:    Thomas F. Schwartz
         Title:   Group Senior Vice President and
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Date:    November 14, 2000

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP



                            FINANCIAL STATEMENT INDEX

                                                                                                Page
                                                                                                ----

LS POWER FUNDING CORPORATION

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                     F-2
   Statements of Income for the Three Months and Nine Months Ended
        September 30, 2000 and 1999 (unaudited)                                                  F-3
   Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)    F-4
   Notes to Condensed Financial Statements (unaudited)                                           F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                     F-6
   Statements of Income for the Three Months and Nine Months Ended
        September 30, 2000 and 1999 (unaudited)                                                  F-7
   Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)    F-8
   Notes to Condensed Financial Statements (unaudited)                                           F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                    F-11
   Statements of Income for the Three Months and Nine Months Ended
        September 30, 2000 and 1999 (unaudited)                                                 F-12
   Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)   F-13
   Notes to Condensed Financial Statements (unaudited)                                          F-14

                      LS POWER FUNDING CORPORATION
                             BALANCE SHEETS
                September 30, 2000 and December 31, 1999
                         (dollars in thousands)

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                 ASSETS                                       2000         1999
                                                                         -------------  ------------
                                                                          (Unaudited)
CURRENT ASSET:
      Cash                                                                 $      1      $      1
      Interest receivable from First Mortgage Bonds                           6,451            --

INVESTMENT IN FIRST MORTGAGE BONDS                                          330,839       332,000
                                                                           --------      --------

     Total assets                                                          $337,291      $332,001
                                                                           ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of First Mortgage Bonds Payable                       $  2,818      $  2,322
     Interest payable on First Mortgage Bonds                                 6,451            --

FIRST MORTGAGE BONDS PAYABLE                                                328,021       329,678
                                                                           --------      --------

     Total liabilities                                                      337,290       332,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized;
         100 shares issued and outstanding                                       --            --
     Additional paid-in capital                                                   1             1
                                                                           --------      --------

      Total stockholders' equity                                                  1             1
                                                                           --------      --------

      Total liabilities and stockholders' equity                           $337,291      $332,001
                                                                           ========      ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)

                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------  -------------------------------
                                   2000           1999           2000            1999
                                  ------         ------         -------         -------
Interest income                   $6,451         $6,472         $19,395         $19,415

Interest expense                   6,451          6,472          19,395          19,415
                                  ------         ------         -------         -------

Net income                        $   --         $   --         $    --         $    --
                                  ======         ======         =======         =======

Earnings per common share         $   --         $   --         $    --         $    --
                                  ======         ======         =======         =======

The accompanying notes to the condensed financial statements are an integral part of these statements.

'
                      LS POWER FUNDING CORPORATION
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the Nine Months Ended September 30, 2000 and 1999
                         (dollars in thousands)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                               2000              1999
                                                                             -------           -------
CASH PROVIDED BY OPERATING ACTIVITIES                                        $    --           $    --

CASH FLOWS FROM INVESTING ACTIVITIES:

       Repayment of principal on investment in First Mortgage Bonds            1,161                --
                                                                             -------           -------
   Net cash flows provided by investing activities                             1,161                --

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayments of First Mortgage Bonds                                     (1,161)               --
                                                                             -------           -------
   Net cash flows used in financing activities                                (1,161)               --
                                                                             -------           -------

NET INCREASE (DECREASE) IN CASH                                                   --                --
CASH, beginning of period                                                          1                 1
                                                                             -------           -------
CASH, end of period                                                          $     1           $     1
                                                                             =======           =======

The accompanying notes to the condensed financial statements are an integral part of these statements.

                          LS POWER FUNDING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999, has been prepared by LS Power Funding Corporation ("Funding") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the year ended December 31, 1999.

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


3.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of September 30, 2000, and for the three months and nine months then ended.

                            LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                             (dollars in thousands)

                                                                SEPTEMBER 30,     DECEMBER 31,
                                     ASSETS                          2000             1999
                                                                -------------     ------------
                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $    684          $    957
     Restricted cash                                                 4,474               244
     Accounts receivable - trade                                     3,277             4,591
     Fuel inventories                                                  150             1,280
     Fuel held for resale                                            1,695               711
     Spare parts inventories                                           534               511
     Other current assets                                              267               122
                                                                  --------          --------
        Total current assets                                        11,081             8,416

NET INVESTMENT IN LEASE (Note 3)                                   236,788           236,655

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization of $1,427 and $1,184, respectively                 5,695             5,938

NOTE RECEIVABLE FROM AFFILIATE                                       6,777             6,585

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                   1                 1
                                                                  --------          --------

        Total assets                                              $260,342          $257,595
                                                                  ========          ========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of bonds payable                             $  1,316          $  1,084
     Accounts payable                                                2,741             1,395
     Accrued interest payable                                        3,012                --
     Other accrued expenses                                            132               794
                                                                  --------          --------
        Total current liabilities                                    7,201             3,273

FIRST MORTGAGE BONDS PAYABLE                                       153,142           153,916
                                                                  --------          --------
        Total liabilities                                          160,343           157,189

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                   99,999           100,406
                                                                  --------          --------

        Total liabilities and partners' capital                   $260,342          $257,595
                                                                  ========          ========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
     For the Three Months and Nine Months ended September 30, 2000 and 1999
                             (dollars in thousands)

                                          THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------           ---------------------------------
                                             2000                 1999                  2000                  1999
                                         -----------           -----------           -----------           -----------

OPERATING REVENUES:
    Lease revenue                        $     5,331           $     5,318           $    15,991           $    15,936
    Service revenue                            6,650                 5,238                18,196                16,214
    Commodity sales                              512                   725                 2,592                 2,260
    Other                                         --                    --                   233                   233
                                         -----------           -----------           -----------           -----------
                                              12,493                11,281                37,012                34,643

OPERATING EXPENSES:
     Cost of services                          7,267                 5,517                20,629                18,170
     Commodity sales expense                     512                   725                 2,446                 2,199
                                         -----------           -----------           -----------           -----------
                                               7,779                 6,242                23,075                20,369

OPERATING INCOME                               4,714                 5,039                13,937                14,274

NON-OPERATING INCOME (EXPENSE):
     Interest expense                         (3,119)               (3,116)               (9,353)               (9,319)
     Interest income                             352                   286                   767                   707
                                         -----------           -----------           -----------           -----------


NET INCOME                               $     1,947           $     2,209           $     5,351           $     5,662
                                         ===========           ===========           ===========           ===========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months ended September 30, 2000 and 1999
                             (dollars in thousands)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------
                                                                      2000                  1999
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     5,351           $     5,662
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of debt issuance and financing costs                   243                   208
      Amortization of unearned lease income                           (15,991)              (15,936)
      Minimum lease payments received                                  15,858                15,129
      Decrease in accounts receivable - trade                           1,314                 1,314
      (Increase) decrease in accounts receivable - other                 (112)                  783
      (Increase) decrease in fuel inventories                             146                  (207)
      (Increase) decrease in spare parts inventories                      (23)                   45
      (Increase) decrease in other current assets                         (33)                   75
      Increase (decrease) in accounts payable                           1,346                (2,067)
      Increase in accrued expenses                                      2,350                 4,511
                                                                  -----------           -----------
   Net cash flows provided by operating activities                     10,449                 9,517
                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in restricted cash                                      (4,230)               (3,287)
                                                                  -----------           -----------
   Net cash flows used in investing activities                         (4,230)               (3,287)
                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment on First Mortgage Bonds                                 (542)                   --
         Partner distributions                                         (5,758)               (6,110)
         Increase in note receivable from affiliate                      (192)                 (542)
                                                                  -----------           -----------
   Net cash flows used in financing activities                         (6,492)               (6,652)
                                                                  -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (273)                 (422)
CASH AND CASH EQUIVALENTS, beginning of period                            957                   918
                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                          $       684           $       496
                                                                  ===========           ===========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999, has been prepared by LSP-Cottage Grove, L.P. (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.


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


3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at September 30, 2000, are as follows (dollars in thousands):

                      Gross Investment in Lease            $ 511,775
                      Unearned Income on Lease              (274,987)
                                                           ---------
                      Net Investment in Lease              $ 236,788
                                                           =========

         Gross investment in lease represents total capacity payments receivable over the remaining term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.


4.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of September 30, 2000, and for the three months and nine months then ended.

                     LSP-WHITEWATER LIMITED PARTNERSHIP
                               BALANCE SHEETS
                  September 30, 2000 and December 31, 1999
                           (dollars in thousands)

                                                                SEPTEMBER 30,       DECEMBER 31,
                                   ASSETS                           2000                1999
                                                                 ----------          ----------
                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $    1,527          $    1,446
     Restricted cash                                                  7,299                 253
     Accounts receivable - trade                                      4,338               4,381
     Accounts receivable - other                                      1,722               5,858
     Fuel inventories                                                   648                 470
     Fuel held for resale                                             1,214                 370
     Spare parts inventories                                            732                 758
     Other current assets                                               222                 310
                                                                 ----------          ----------
        Total current assets                                         17,702              13,846

NET INVESTMENT IN LEASE (Note 3)                                    263,095             263,540

GREENHOUSE FACILITY, net of accumulated depreciation
      of $1,254 and $953, respectively                                7,541               7,816

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
      amortization of $1,451 and $1,205, respectively                 5,772               6,018

NOTE RECEIVABLE FROM AFFILIATE                                        7,739               7,519

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                    1                   1
                                                                 ----------          ----------

        Total assets                                             $  301,850          $  298,740
                                                                 ==========          ==========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current portion of bonds payable                             $    1,502          $    1,238
Accounts payable                                                        442               1,116
Accrued interest payable                                              3,439                  --
Other accrued expenses                                                4,031               6,457
                                                                 ----------          ----------
        Total current liabilities                                     9,414               8,811

FIRST MORTGAGE BONDS PAYABLE                                        174,879             175,762
                                                                 ----------          ----------
Total liabilities                                                   184,293             184,573

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:                                                  117,557             114,167
                                                                 ----------          ----------

        Total liabilities and partners' capital                  $  301,850          $  298,740
                                                                 ==========          ==========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)


                                            THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------           ---------------------------------
                                                2000                 1999                  2000                   1999
                                            -----------           -----------           -----------           -----------

OPERATING REVENUES:
    Lease revenue                           $     5,857           $     5,860           $    17,582           $    17,573
    Service revenue                               7,506                 6,852                22,561                18,770
    Commodity sales                                 425                    16                 1,425                   206
    Greenhouse revenue                              193                   344                 1,774                 1,771
    Other                                           207                   199                   628                   601
                                            -----------           -----------           -----------           -----------
                                                 14,188                13,271                43,970                38,921

OPERATING EXPENSES:
     Cost of services                             7,368                 6,862                23,240                19,541
     Greenhouse operating expenses                  440                   476                 1,694                 1,553
     Commodity sales expense                        425                    16                 1,340                   193
                                            -----------           -----------           -----------           -----------
                                                  8,233                 7,354                26,274                21,287

OPERATING INCOME                                  5,955                 5,917                17,696                17,634

NON-OPERATING INCOME (EXPENSE):
     Interest expense                            (3,539)               (3,557)              (10,641)              (10,642)
     Interest income                                454                   200                   999                   670
                                            -----------           -----------           -----------           -----------


NET INCOME                                  $     2,870           $     2,560           $     8,054           $     7,662
                                            ===========           ===========           ===========           ===========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------
                                                                   2000                  1999
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $     8,054           $     7,662
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of debt issuance and financing costs                  246                   253
     Depreciation                                                       275                   327
     Amortization of unearned lease income                          (17,582)              (17,573)
     Minimum lease payments received                                 18,027                17,208
     Decrease in accounts receivable - trade                             43                   580
     Decrease in accounts receivable - other                          4,136                   597
     Increase in fuel inventories                                    (1,022)                 (198)
     Decrease in spare parts inventories                                 26                    24
     (Increase) decrease in other current assets                         88                   (31)
     Decrease in accounts payable                                      (674)               (1,980)
     Increase in accrued expenses                                     1,013                 4,312
                                                                -----------           -----------
   Net cash flows provided by operating activities                   12,630                11,181
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                     (7,046)               (6,795)
                                                                -----------           -----------
   Net cash flows used in investing activities                       (7,046)               (6,795)
                                                                -----------           -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
         Payment on First Mortgage Bonds                               (619)                   --
         Partner distributions                                       (4,664)               (3,840)
         Increase in note receivable from affiliate                    (220)                 (619)
                                                                -----------           -----------
   Net cash used in financing activities                             (5,503)               (4,459)
                                                                -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     81                   (73)
CASH AND CASH EQUIVALENTS, beginning of period                        1,446                 1,181
                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                        $     1,527           $     1,108
                                                                ===========           ===========


The accompanying notes to the condensed financial statements are an integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       FINANCIAL STATEMENTS

         Information presented as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999, has been prepared by LSP-Whitewater Limited Partnership (the "Partnership") without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2000 and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.


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

3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at September 30, 2000 are as follows (dollars in thousands):

                Gross Investment in Lease            $ 552,127
                Unearned Income on Lease              (289,032)
                                                     ---------
                Net Investment in Lease              $ 263,095
                                                     =========

         Gross investment in lease represents total capacity payments receivable over the remaining term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.


4.       RECLASSIFICATION

         Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of September 30, 2000 and for the three months and nine months then ended.