Form 10-K405
period 2000-12-31
LS POWER FUNDING CORP
filed 2001-03-30
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
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

   9405 Arrowpoint Boulevard, Charlotte, North Carolina 28273, (704) 525-3800 9405 Arrowpoint Boulevard, Charlotte, North Carolina 28273, (704) 525-3800
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                                 Form 10-K Index

                                                                            Page
                                                                            ----

                                     PART I

Item 1.       Business                                                         3
Item 2.       Properties                                                      18
Item 3.       Legal Proceedings                                               18
Item 4        Submission of Matters to a Vote of Security Holders             18

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                             18
Item 6.       Selected Financial Data                                         18
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       20
Item 8.       Financial Statements and Supplementary Data                     26
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          26

                                     PART III

Item 10.      Directors and Executive Officers of the Registrant              26
Item 11.      Executive Compensation                                          28
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                  28
Item 13.      Certain Relationships and Related Transactions                  29

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                     30

              Signatures                                                      31

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

Whitewater

    LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner"), which is also an indirect, wholly-owned subsidiary of Cogentrix Energy. Another indirect subsidiary of Cogentrix Energy, identified in the discussion under the heading "Change in Control" below, and TPC Whitewater, Inc., a Delaware corporation ("TPC Whitewater"), are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests.

Cogentrix Energy

    Cogentrix Energy is a closely held corporation which is principally engaged in the business of acquiring, developing, owning and operating electric power generation facilities primarily in the United States. Cogentrix Energy sells electricity and steam, principally under long-term power purchase and steam sales agreements. Cogentrix Energy currently owns - entirely or in part - a total of 22 electric generating plants in the United States. Cogentrix Energy's 22 plants are designed to operate at a total production capability of approximately 3,914 megawatts. After taking into account Cogentrix Energy's part interests in the 16 plants that it does not wholly-own, which range from 1.6% to approximately 74.2%, its net equity interest in the total production capability of its 22 electric generating plants is approximately 1,754 megawatts. Cogentrix Energy currently operates nine of its facilities, seven of which were developed and constructed by Cogentrix Energy.

    Cogentrix Energy also has an ownership interest in and will operate facilities currently under construction in Louisiana, Oklahoma, Idaho and the Dominican Republic. Once these facilities begin operation, Cogentrix Energy will have ownership interests in a total of 25 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 6,110 megawatts. Cogentrix Energy's net equity interest in the total production capability of those 26 facilities will be approximately 3,304 megawatts.

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

Change In Control

    In March 1998, Cogentrix Energy, through several of its indirect subsidiaries, acquired all of the capital stock of FloriCulture, Inc., a Delaware corporation ("FloriCulture"), LSP-Cottage Grove, Inc., and LSP-Whitewater I, Inc. from their former owners, and the majority of the limited partnership interests in Cottage Grove and Whitewater through Cogentrix Cottage Grove, LLC and Cogentrix Whitewater, LLC. As a result, Cogentrix Energy now owns indirectly all of the capital stock of FloriCulture, all of the capital stock of LSP-Cottage Grove, Inc., the general partner of Cottage Grove, as well as a 72.22% limited partnership interest in Cottage Grove for a combined total ownership interest of 73.22% in Cottage Grove. As a further result, Cogentrix Energy now owns all of the capital stock of LSP-Whitewater I, Inc., the general partner of Whitewater, as well as a 73.17% limited partnership interest in Whitewater for a combined total ownership interest of 74.17% in Whitewater.

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

PROJECT MANAGEMENT

    Cogentrix Energy provides certain management and administration services to the Partnerships. See Part I/ Item 1 - "Change in Control" and Part III/Item 13
- "Certain Relationships and Related Transactions".

OPERATIONS AND MAINTENANCE

Operations And Maintenance Agreements

    Each of the Cottage Grove and Whitewater Facilities was operated by Westinghouse Operating Services Company, Inc. ("Westinghouse Services") pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement" and collectively, the "O&M Agreements"). Under each O&M Agreement, Westinghouse Services was required to provide certain services during the pre-operational phase of the related Facility as well as services following commercial operation. As compensation for its services, Westinghouse Services was reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, Westinghouse Services (i) received a fixed monthly fee during the pre-operational phase of each Facility and (ii) received an annual management fee of $350,000 (subject to adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) during the operational years of each Facility. The Partnerships contracted directly with certain subcontractors for materials and services which were outside the scope of Westinghouse Service's obligations under the O&M Agreements, including major maintenance of the Facilities. Westinghouse Services was also subject to an annual performance bonus or penalty payment depending on each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in each Facility's Power Purchase Agreement. Furthermore, Westinghouse Services was subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

    On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to $320,000. Each O&M Agreement has been replaced with a substantially similar agreement. The new operations and maintenance agreements were executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc., respectively, each of which is an indirect subsidiary of Cogentrix Energy.

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

    Under the terms of the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 16% of Whitewater's net profit. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.

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

    Energy payments for energy delivered by the Cottage Grove Facility vary in accordance with a published monthly natural gas index or, in case of dispatch in excess of 16 hours per day, with the Cottage Grove Facility's actual fuel costs. The prices that Cottage Grove pays for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly natural gas index as the related variable energy rate contained in the Cottage Grove Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Cottage Grove's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Cottage Grove Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

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

    Energy payments for energy delivered by the Whitewater Facility vary in accordance with a published monthly natural gas index or with the Whitewater Facility's actual fuel costs. The prices that Whitewater pays for natural gas pursuant to its gas supply contracts vary in accordance with the same monthly natural gas index as the related variable energy rate contained in the Whitewater Power Purchase Agreement or, in some circumstances, in accordance with daily spot prices for natural gas. While the gas pricing and gas transportation escalation rates under Whitewater's gas supply and transportation agreements are designed to generally track corresponding revenues derived under the Whitewater Power Purchase Agreement, there can be no assurance that such pricing components will match corresponding revenue streams under all operating and escalation environments.

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

    Subject to certain limitations, the capacity payments from WEPCO may be reduced to the extent that WEPCO's senior debt instruments are downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of WEPCO's long-term power purchase obligations under the Whitewater Power Purchase Agreement. So long as Whitewater's First Mortgage Bonds are outstanding, the reduction may not exceed the level necessary to cause Whitewater's debt service coverage ratio to be less than 1.4 in any month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After Whitewater's First Mortgage Bonds have been repaid, the reduction may not exceed 50% of Whitewater's revenues minus expenses. The amount of the reductions precluded by application of the above limitations will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at the base or prime lending rate set from time to time by The Chase Manhattan Bank, N.A. or its successor. Accrued tracking account obligations are to be repaid when possible, subject to the limitations described above, or may be applied to WEPCO's purchase of the Whitewater Facility at the expiration of the Whitewater Power Purchase Agreement.

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

QUALIFYING FACILITY STATUS

    The Cottage Grove Facility and the Whitewater Facility are each certified as a QF under PURPA and the regulations of the Federal Energy Regulatory Commission ("FERC") promulgated thereunder. While loss of QF status does not result in a default under either Power Purchase Agreement, it can result in a reduction in payments under the Cottage Grove Power Purchase Agreement to the lower of FERC approved rates or the contract rates, or under the Whitewater Power Purchase Agreement to the lower of FERC approved rates or rates reflecting a five percent discount from the capacity component of the contract rates. Under its respective Power Purchase Agreement, each Partnership may regain full contract rates if it regains QF status that has been lost. In addition, a loss of QF status will cause the rates and certain organizational and financial affairs of the affected Partnership to become subject to regulation by the FERC, possibly result in both Partnerships becoming regulated under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and to the extent not preempted by the Federal Power Act, as amended ("FPA"), becoming subject to the jurisdiction of the applicable state public utility commission.

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

Whitewater

    University of Wisconsin-Whitewater - Whitewater has a steam supply agreement with the Department of Administration of the State of Wisconsin ("DOA"), which provides for Whitewater to supply the steam requirements of UWW (the "UWW Thermal Energy Agreement"). The initial term of the UWW Thermal Energy Agreement expires June 30, 2005 (the "UWW Initial Term"). The DOA has the option to extend the UWW Initial Term for up to four extension periods of four years each.

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

    Whitewater has agreed to reimburse the DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. Whitewater has also agreed to pay the annual costs to maintain the back-up boiler in a standby mode. During the years ended December 31, 2000 and 1999, no additional amounts were paid for repair of the boiler.

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

    Greenhouse - Under the terms of the Greenhouse Operational Services Agreement with FloriCulture, Whitewater will supply the hot water requirements of the Greenhouse. See "Operations and Maintenance; Greenhouse".

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

    The primary term of each Gas Supply Contract is 20 years beginning with the Commercial Operations Date of the respective Facility. Following the end of the primary term, the Dynegy Gas Supply Contract may be extended at the applicable Partnership's option for an additional five-year term. The Aquila Gas Supply Contract extends beyond the primary term on a year-to-year basis, unless affirmatively terminated by one of the parties thereto.

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

    Whitewater has an agreement, as amended, with Wisconsin Power & Light Company ("WP&L") which provides WP&L with the ability to purchase a portion of Whitewater's daily gas supply and interstate transportation capacity in return for the payment of a monthly fee to Whitewater and reimbursement of Whitewater's incremental costs (the "WP&L Agreement"). The WP&L Agreement permits WP&L to purchase from Whitewater up to 15,000 MMBtu/day of gas and up to 10,400 MMBtu/day of interstate transportation capacity, not to exceed in the aggregate 508,000 MMBtu/year of combined gas and transportation capacity. In consideration therefor, WP&L pays Whitewater a monthly fee of $58,500 and the incremental costs incurred for replacement gas or fuel oil, including transportation. The term of the WP&L Agreement commenced in 1997 and continues for three years, with an option in favor of WP&L to extend the term for an additional three years. In October 2000, a new agreement, substantially similar to the previous agreement, was executed for two years with the option to extend an additional year.

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

    The Energy Policy Act of 1992 (the "Policy Act") expands certain exemptions previously available only under PURPA and provides for the ability of independent power producers to compete in a non-regulated fashion without having to qualify as QFs under PURPA. In addition, over the last several years, various state utility commissions have opened the electric generation and sales market to competition not only from QFs but to non-QF independent power producers and competitive proposals from other utilities and power marketers. These developments have generally required that independent power projects must now be viewed as "least-cost" with such a showing being demonstrated through a competitive procurement process, such as those which resulted in the selection of the Cottage Grove Facility and Whitewater Facility.

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

PURPA

    PURPA and the regulations promulgated thereunder by FERC provide an electric generating facility with rate and regulatory incentives if the facility is a QF. Under PURPA, a topping-cycle cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year (and the first 12 months of operation) which constitutes at least five percent of its total energy output and which is used for industrial, commercial, heating or cooling purposes, (ii) during any calendar year (and the first 12 months of operation) the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5% of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15% of the facility's total energy output, such sum equals or exceeds 45% of such total energy input and (iii) the facility is not owned by a person primarily engaged in the generation or sale of electric energy (other than from QFs, other types of exempt facilities and power marketers) or more than 50% owned by an electric utility, electric utility holding company, or a wholly or partially owned subsidiary of an electric utility or an electric utility holding company. PURPA and the regulations promulgated thereunder exempt QFs from PUHCA, most provisions of the FPA and certain state laws relating to rates, and the financial and organizational regulation of electric utilities.

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

PUHCA

    PUHCA provides that any corporation, partnership or other entity, or organized group of persons which owns, controls or holds with power to vote 10% or more of the outstanding voting securities, or controlling influence over the management, of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the United States Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is issued. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company, which is a subsidiary of a registered holding company under PUHCA, is subject to financial, organizational and rate regulation, including approval by the Commission of its financing transactions.

    The Policy Energy Act contains amendments to PUHCA which may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Facility loses its status as a QF. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules promulgated by the FERC. Both Whitewater and Cottage Grove were granted exempt wholesale generator status by the FERC on October 17, 1996. Notwithstanding this exemption, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA and the capacity and energy rates, as described below, would have to be approved by FERC.

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

    Clean Air Act. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities, as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly built sources. The Facilities we operate are in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large, older facilities that were exempted from certain regulations under the original Clean Air Act.

    The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO2") "allowance." All non-exempt facilities over 25 megawatts that emit SO2, including independent power plants, must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. The Facilities have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts.

    The 1990 Amendments also contain other provisions that could affect the Facilities. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofitted with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the Facilities should uniformly meet or exceed RACT for those pollutants.

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

    In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If the Facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology. In May 1999, the D.C. Circuit Court of Appeals remanded these standards. The EPA has appealed this remand to the Supreme Court. However, we will continue to track these standards and the potential impact on the Partnerships.

    In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern states, has recommended additional oxides of nitrogen ("NOx") emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1998, the EPA adopted regulations requiring revisions to state implementation plans ("SIPs"). These regulations implement some of the OTAG's recommendations and go beyond some of the OTAG's recommendations for reductions in NOx emissions. The Facilities are not expected to be subject to these regulations.

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

    The Kyoto Protocol, regarding greenhouse gas emissions and global warming, was signed by the U.S. committing to significant reductions in greenhouse gas emissions. The U.S. Senate must ratify the agreement for the protocol to take effect. The level of opposition evidenced by the lack of Senate action at this point makes approval of the Kyoto Protocol in its present form questionable. Future initiatives on this issue and the effects on the Facilities are unknown at this time.

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

EMPLOYEES

    Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership and each General Partner has a management services agreement which provides for Cogentrix Energy to perform management services for each Partnership and each General Partner. See Part III,
Item 13 - "Certain Relationships and Related Transactions". In addition, each of the Cottage Grove and Whitewater Facilities was operated by Westinghouse Services pursuant to the O&M Agreements. Each Partnership exercised its option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. The

O&M Agreements have been replaced with substantially similar agreements executed with indirect subsidiaries of Cogentrix Energy. See Part I/Item 1 - "Operations and Maintenance".


PART I/ITEM 2.  PROPERTIES

COTTAGE GROVE

    Cottage Grove owns a 13-acre tract of land located in the City of Cottage Grove, Washington County, Minnesota, on which the Cottage Grove Facility was constructed.

WHITEWATER

    Whitewater owns a 35-acre tract of land located in the City of Whitewater, Wisconsin on which the Whitewater Facility and the substation for the Facility were constructed (the "Whitewater Site"). Whitewater also owns a 93-acre tract of land, adjacent to the Whitewater Site and located in the City of Whitewater, Wisconsin, on which the Greenhouse was constructed.


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


PART I/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II/ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public market for Funding's common stock. Funding has 100 issued and outstanding shares of common stock, $0.01 par value per share, 50 shares of which are owned by each Partnership. All of the equity interests in the Partnerships are held by the partners of the Partnerships and, therefore, there is no established public market for the equity interests in the Partnerships.


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

STATEMENT OF INCOME DATA (dollars in thousands):

                                                                For the Year Ended December 31,
                                       -----------------------------------------------------------------------------------
                                            2000              1999            1998             1997              1996
                                       --------------   --------------    ------------    --------------    --------------
FUNDING:
   Interest income                         $25,846          $25,886          $25,886          $25,886           $25,886
   Interest expense                         25,846           25,886           25,886           25,886            25,886
                                           -------          -------          -------          -------           -------
       Net income                          $    --          $    --          $    --          $    --           $    --
                                           =======          =======          =======          =======           =======

COTTAGE GROVE:
   Operating revenues                      $55,349          $44,726          $44,800          $10,738             N/A
   Operating expenses                       37,473           25,772           25,063            5,851             N/A
                                           -------          -------          -------          -------
   Operating income                         17,876           18,954           19,737            4,887             N/A
   Gain on sales-type capital lease            185            4,022               --           87,056             N/A
   Interest expense, net                    11,706           11,465           11,246            2,725             N/A
                                           -------          -------          -------          -------
       Net income                           $6,355          $11,511          $ 8,491          $89,218             N/A
                                           =======          =======          =======          =======

WHITEWATER:
   Operating revenues                      $62,738          $51,494          $51,326          $13,348             N/A
   Operating expenses                       40,060           28,393           29,320            7,747             N/A
                                           -------          -------          -------          -------
   Operating income                         22,678           23,101           22,006            5,601             N/A
   Gain on sales-type capital lease            180            2,235               --           97,042             N/A
   Interest expense, net                    13,107           13,186           13,096            3,641             N/A
   Other                                        --               20               --               --             N/A
                                           -------          -------          -------          -------
       Net income                          $ 9,751          $12,170          $ 8,910          $99,002             N/A
                                           =======          =======          =======          =======

BALANCE SHEET DATA (dollars in thousands):

                                                                          December 31,
                                       -----------------------------------------------------------------------------------
                                            2000              1999            1998             1997              1996
                                       --------------   --------------    ------------    --------------    --------------
FUNDING:
      Current assets                      $  3,315          $  2,323        $      1          $      1         $      1
      Total assets                         329,679           332,001         332,001           332,001          332,001
      Current liabilities                    3,314             2,322              --                --               --
      Total long-term debt                 326,364           329,678         332,000           332,000          332,000
      Stockholders' equity                       1                 1               1                 1                1

COTTAGE GROVE:
      Current assets                      $ 12,220          $  8,172        $  9,320          $ 18,791         $    103
      Restricted cash                          363               244           7,827            11,475           28,108
      Net investment in lease              236,834           236,655         235,566           234,034               --
      Construction in process                   --                --              --                --          125,597
      Total assets                         261,808           257,595         265,012           270,818          160,583
      Current liabilities                    8,712             3,273           7,808             8,432            5,582
      Total long-term debt                 152,369           153,916         155,000           155,000          155,000
      Partners' capital                    100,727           100,406         102,204           107,386                1

WHITEWATER:
      Current assets                      $ 12,826          $ 13,593        $  9,514          $ 17,402         $    102
      Restricted cash                          372               253           6,289            13,752           34,415
      Net investment in lease              262,940           263,540         263,048           262,072               --
      Construction in process                   --                --              --                --          149,232
      Total assets                         296,993           298,740         300,265           308,115          190,618
      Current liabilities                    8,641             8,811           9,150            11,556           13,617
      Total long-term debt                 173,995           175,762         177,000           177,000          177,000
      Partners' capital                    114,357           114,167         114,115           119,559                1

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

RESULTS OF OPERATIONS - 2000

Cottage Grove

     Operating revenues for the periods ended December 31, 2000 and 1999 consisted primarily of lease revenue of approximately $21.3 million for both years and service revenue of $29.5 million and $19.6 million, respectively. While lease revenues remained consistent between the two years, service revenue increased 50.5% as a result of an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in rate was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales, another component of operating revenues increased 19.4% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This increase resulted from an increase in remarketed fuel sales to third party purchasers.

     Operating expenses for the periods ended December 31, 2000 and 1999 consisted primarily of costs of services of $33.2 million and $22.4 million, respectively. Cost of services increased 48.2% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This change was the result of an increase in fuel expense as a result of an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales expense, another component of operating expense, increased 29.4% due to an increase in remarketed fuel sales to third party purchasers.

     Interest expense of approximately $12.5 million for the years ended December 31, 2000 and 1999 consisted primarily of interest expense on the First Mortgage Bonds and the amortization of the costs incurred to issue the bonds.

Whitewater

     Operating revenues for the periods ended December 31, 2000 and 1999 consisted primarily of lease revenue of approximately $23.4 million for both years and service revenue of approximately $33.8 million and $24.3 million, respectively. While lease revenues remained consistent between the two years, service revenue increased 39.1% as a result of an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. This increase in rate was partially offset by a decrease in megawatt hours sold to the purchasing utility.

     Operating expenses for the periods ended December 31, 2000 and 1999 consisted primarily of costs of services of $35.5 million and $25.4 million, respectively. Cost of services increased 39.8% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This change was the result of an increase in fuel expense as a result of an increase in natural gas prices which was partially offset by a decrease in megawatt hours sold to the purchasing utility.

     Interest expense of approximately $14.2 million for the years ended December 31, 2000 and 1999 consisted primarily of interest expense on the First Mortgage Bonds and the amortization costs incurred to issue the bonds.

RESULTS OF OPERATIONS - 1999

Cottage Grove

     Operating revenues for the periods ended December 31, 1999 and 1998 consisted primarily of lease revenue of approximately $21.3 million and $21.1 million, respectively, and service revenue of $19.6 million and $19.7 million, respectively. Lease and service revenues remained fairly consistent for the year ended December 31, 1999 as compared to the corresponding period of 1998. Although megawatt hours produced by the facility for the year ended December 31, 1999 were lower than the corresponding period of 1998, the variable energy rate was higher for the year ended December 31, 1999 than the corresponding period of 1998, which offset the decrease in megawatt hours. The slight decrease in operating revenues was also impacted by a decrease in third party gas sales.

     Operating expenses for the periods ended December 31, 1999 and 1998 consisted primarily of costs of services of $22.4 million and $21.5 million, respectively. Cost of services increased 4.4% for the year ended December 31, 1999 as compared to the corresponding period of 1998. Fuel expense, a component of cost of services, decreased as a result of a decrease in megawatt hours sold to the purchasing utility. The decrease in fuel expense was offset by higher maintenance costs in 1999 as compared to 1998. The Facility paid for costs in 1999 that were paid by Westinghouse in 1998 as part of the warranty agreement.

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

Whitewater

     Operating revenues for the periods ended December 31, 1999 and 1998 consisted primarily of lease revenue of approximately $23.4 million for both years and service revenue of $24.3 million and $25.0 million, respectively. Revenues remained fairly consistent for the year ended December 31, 1999 as compared to the corresponding period of 1998. Although megawatt hours produced by the facility for the year ended December 31, 1999 were lower than the corresponding period of 1998, the variable energy rate was higher for the year ended December 31, 1999 than the corresponding period of 1998 which partially offset the decrease in megawatt hours. The slight decrease in lease and service revenue combined was offset by an increase in the revenue generated from the greenhouse revenues and an increase in third party gas sales.

     Operating expenses for the periods ended December 31, 1999 and 1998 consisted primarily of costs of services of $25.4 million and $27.4 million, respectively, and greenhouse operating expenses of $2.3 million and $1.8 million, respectively. Cost of services decreased 7.3% for the year ended December 31, 1999 as compared to the corresponding period of 1998. The decrease is primarily attributable to a decrease in fuel expense, a component of costs of services, as a result of a decrease in megawatt hours sold to the purchasing utility. The decrease in fuel expense was partially offset by increased variable operating costs resulting from the number of production starts made by the facility. The decrease in costs of services was partially offset by an increase in greenhouse operating expenses related to an increase in production and sales of greenhouse products.

     Whitewater recognized an additional gain on sales-type capital lease of approximately $2.2 million during the year ended December 31, 1999. This gain represents the settlement of outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract.

     Interest expense of approximately $14.2 million for the year ended December 31, 1999 and $14.1 million for the year ended December 31, 1998 consisted primarily of interest expense on the First Mortgage Bonds and the amortization of costs incurred to issue the bonds.

FACILITY CONSTRUCTION

Cottage Grove

    The Partnership had a $107 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Cottage Grove Facility to specified performance levels by May 31, 1997 and was required under the contract to reimburse the Partnership for extension fees paid under the Cottage Grove Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $1.3 million and $5.1 million of reimbursable extension fees and delay liquidated damages, respectively, to Cottage Grove. The Partnership recorded a receivable from Westinghouse Electric of $3.0 million at December 31, 1997, which was comprised of reimbursable extension fees of $0.3 million and delay liquidated damages of $2.7 million. This receivable was collected during the year ended December 31, 1998. The construction and start-up of the Cottage Grove Facility were substantially complete and commercial operations commenced on October 1, 1997.

    Effective September 30, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Cottage Grove Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operations. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $10.9 million.

    In November 1999, Cottage Grove and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and the Contractor pursuant to the Cottage Grove construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $1.0 million from funds available in Cottage Grove's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5.4 million to $2.5 million. Upon the release of the remaining construction retainage account and settlement of approximately $0.4 million of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $0.2 million and $4.0 million during the years ended December 31, 2000 and 1999, respectively.

Whitewater

    The Partnership had a $115 million turnkey construction contract (inclusive of executed change orders) with Westinghouse Electric. Westinghouse Electric had committed to complete the construction and start-up of the Whitewater Facility to specified performance levels by May 31, 1997 and was required under the contract to reimburse the Partnership for extension fees paid under the Whitewater Power Purchase Agreement, and to pay certain liquidated damages in the event of a delay. During 1997, Westinghouse Electric was required to pay $0.1 million and $4.5 million of reimbursable extension fees and delay liquidated damages, respectively, to Whitewater. The Partnership recorded a receivable from Westinghouse Electric of $2.2 million at December 31, 1997, which was comprised of reimbursable extension fees of $0.1 million and delay liquidated damages of $2.2 million. This receivable was collected during the year ended December 31, 1998. The construction and start-up of the Whitewater Facility were substantially complete and commercial operations commenced on September 18, 1997.

    Effective September 18, 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a Construction Contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater Construction Contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Partnership to commence commercial operations. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions. As of December 31, 1998, the Partnership had retained construction contract payments (in the form of cash and an irrevocable letter of credit) totaling approximately $11.2 million.

    In November 1999, Whitewater and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provides for a payment to the Contractor of approximately $3.0 million from funds available in Whitewater's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5.6 million to $2.5 million. Upon the release of the remaining construction retainage account and settlement of approximately $0.4 million of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $0.2 million and $2.2 million during the years ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

    The principal components of operating cash flow for the year ended December 31, 2000 were net income of $6.4 million, a $0.3 million adjustment for amortization of debt issuance and financing costs and a net $1.2 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.2 million. Cash flow provided by operating activities of $7.7 million was primarily used to make partner distributions of $6.0 million, and repay $1.1 million of first mortgage bonds.

Whitewater

    The principal components of operating cash flow for the period ended December 31, 2000 were net income of $9.8 million, a $0.7 million adjustment for depreciation and amortization of debt issuance and financing costs, and minimum lease payments received, net of amortization of unearned lease income of $0.6 million and a net $0.4 million of cash provided by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $11.5 million was primarily used to make partner distributions of $9.6 million, and repay $1.2 million of first mortgage bonds.

    The $332.0 million of proceeds received by Funding from the sale of the Senior Secured Bonds were used by Funding to acquire (i) $155.0 million of Cottage Grove First Mortgage Bonds and (ii) $177.0 million of Whitewater First Mortgage Bonds. In addition to the proceeds of the First Mortgage Bonds, each Partnership received equity contributions from each of TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18.2 million for Cottage Grove and $20.6 million for Whitewater (the "Equity Contribution Amounts"). The net proceeds from the sale of each Partnership's First Mortgage Bonds and the Equity Contribution Amounts together with other sources of funds available to such Partnership were used to: (i) finance the development, design, engineering, construction, testing, inspection and start-up of its Facility (ii) pay interest on each Partnership's First Mortgage Bonds during construction and (iii) maintain a debt service reserve fund as required by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to an affiliate of one of the limited partners, Cogentrix Energy, Inc. The required funds, equal to $6.8 million and $7.7 million at December 31, 2000 for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy, Inc.

    In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the Equity Contribution Amount, each Partnership may receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility which expires in June 2002. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove, that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Effective October 31, 1997, a $0.5 million letter of credit was issued under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

    In order to provide for the Partnerships' working capital needs, each Partnership has also entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. No amounts were outstanding under the working capital facilities as of December 31, 2000 or 1999.

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

    As with any power generation facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and consequently Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective Power Purchaser to terminate its Power Purchase Agreement.

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

    The following table sets forth the names and positions of the directors and executive officers of each General Partner. Each of these individuals was elected or appointed to his position on March 15, 2000. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the board of directors.

      Name                            Age  Officer Position
      ------------------------------  ---  -----------------------------------

      Mark F. Miller (Director)        46  President and Chief Operating Officer
      Thomas F. Schwartz               39  Senior Vice President and
                                             Chief Financial Officer
      Bruno R. Dunn (Director)         50  Senior Vice President - Operations
      Dennis W. Alexander              54  Senior Vice President - General
                                             Counsel and Secretary
      Benjamin B. Abedine (Director)   47  --


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

    Thomas F. Schwartz has been Senior Vice President - Finance and Chief Financial Officer since December 1999. From March 1997 until then he was Senior Vice President - Finance and Treasurer of Cogentrix Energy, prior to which he was Vice President - Finance and Treasurer since Cogentrix Energy's formation. Previously, Mr. Schwartz was Controller of Cogentrix, Inc. since April 1991. Prior to joining Cogentrix, he was an audit manager with Arthur Andersen LLP's Small Business Advisory Division.

    Bruno R. Dunn has been Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and product company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste to energy and cogeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

    Dennis W. Alexander has been Senior Vice President, General Counsel, Secretary and a Director of Cogentrix Energy since February 1994. Immediately prior to joining Cogentrix Energy, Mr. Alexander was Vice President/General Counsel of Wheelabrator Environmental Systems Inc., the waste-to-energy and cogeneration subsidiary of Wheelabrator Technologies Inc., an independent power and environmental services and products company, as well as Director, Environmental, Health and Safety Audit Program for Wheelabrator Technologies Inc. From 1988 to 1990, Mr. Alexander was Vice President/General Counsel - Operations of Wheelabrator Environmental Systems Inc. and from 1986 to 1988 was Vice President/General Counsel of Wheelabrator Energy Systems, a cogeneration project development subsidiary. From 1984 to 1986, he served as Group General Counsel for The Signal Company and from 1980 to 1984 as Division General Counsel of Wheelabrator-Frye Inc., each a diversified public company.

    Benjamin B. Abedine serves as an independent director of each General Partner. Prior to his appointment, Mr. Abedine had no relationship to either General Partner or its affiliates. Mr. Abedine is Chief Financial Officer and Vice President of Lord Securities Corporation. He is responsible for financial reporting as well as overseeing accounting activities of all special purpose companies managed by the firm. In addition to holding an MBA from St. John's University, Mr. Abedine is a Certified Public Accountant with extensive and diversified financial management, accounting and tax consulting experience. Prior to joining Lord Securities Corporation, Mr. Abedine was employed as controller of a regional manufacturing company and as an accountant with Republic National Bank of NY and Banque Francaise Du Commerce Exterieur.

DIRECTORS AND EXECUTIVE OFFICERS OF FUNDING

    The following table sets forth the names and positions of the individuals who are the directors and executive officers of Funding.

    Directors are elected annually and each elected director holds office until a successor is elected. Officers will be chosen from time to time by vote of the board of directors.

      Name                            Age  Officer Position
      ------------------------------  ---  -----------------------------------

      Mark F. Miller (Director)        46  President and Chief Operating Officer
      Thomas F. Schwartz (Director)    39  Senior Vice President and
                                             Chief Financial Officer
      Bruno R. Dunn                    50  Senior Vice President - Operations
      Dennis W. Alexander              54  Senior Vice President - General
                                             Counsel and Secretary
      Peter H. Sorensen (Director)     40  --

    Peter H. Sorensen serves as an independent director of Funding. Prior to his appointment, Mr. Sorensen had no relationship to Funding or its affiliates. Mr. Sorensen started with Lord Securities in April 1986 and currently supervises the administration of the special purpose financing companies managed by the firm. As President of Lord Securities, he assists in the structuring of the related finance programs, oversees all legal and rating agency matters and works on the development of new business. Mr. Sorensen holds a B.S. in Business Administration from Barrington College, R.I.

    For biographical information on each of the above listed persons other than Mr. Sorensen, see "-Directors and Executive Officers of the General Partners" above.

PART III/ITEM 11.  EXECUTIVE COMPENSATION

    None of the officers or directors of Funding or the General Partners has received or, it is anticipated, will receive compensation for their services from Funding or from the General Partners except that Lord Securities is paid a fee for providing the services of Mr. Abedine and Mr. Sorensen. The directors and executive officers of Cogentrix Energy are compensated by Cogentrix Energy and are not entitled to any direct compensation from the Partnerships. However, Cogentrix Energy is paid a management fee and is reimbursed for certain expenses by the Partnerships as described under Part III/Item 13 - "Certain Relationships and Related Transactions".

PART III/ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

    The following information is given with respect to the partnership interests in LSP-Cottage Grove, L.P. held by persons who are beneficial owners of more than 5% of such interests.

                                                                                 Nature of             Percentage
Title of Class                       Name of Beneficial Owner                    Ownership              Interest
--------------------------------     ------------------------------------     ------------------    ----------------
General Partnership Interest         LSP-Cottage Grove, Inc.                  General Partner              1.00%
Limited Partnership Interest         Cogentrix Cottage Grove, LLC             Limited Partner             72.22
Limited Partnership Interest         TPC Cottage Grove, Inc.                  Limited Partner             26.78
                                                                                                        -------
                                                                                                        100.00%

    The following information is given with respect to the partnership interests in LSP-Whitewater Limited Partnership held by persons who are beneficial owners of more than 5% of such interests.

                                                                                 Nature of             Percentage
Title of Class                       Name of Beneficial Owner                    Ownership              Interest
---------------------------------    ------------------------------------     ------------------    ----------------
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

    Except as specifically provided or required by law, the limited partners of Cottage Grove and Whitewater may not participate in the management or control of the respective Partnerships. Thus, although each General Partner has a 1% interest in its Partnership, it has sole responsibility for the management of such Partnership. All of the outstanding capital stock of each of the General Partners is owned by an indirect subsidiary of Cogentrix Energy. See Part I/Item 1 - "Business, Organization - Change in Control" and Part III/Item 13 - "Certain Relationships and Related Transactions".

    The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding.

                                                                                 Nature of             Percentage
Title of Class                       Name of Beneficial Owner                    Ownership              Interest
---------------------------------    ------------------------------------     ------------------    ----------------
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

    Cogentrix Energy. Since March 1998, Cogentrix Energy (see Part I/Item 1 - "Business, Organization - Change in Control") has provided certain management services to each Partnership pursuant to the Management Services Agreements ("MSAs"). Under the MSAs, Cogentrix Energy manages the business affairs of each Partnership and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership currently pays Cogentrix Energy as compensation for its services a monthly management fee which escalates annually pursuant to a rate of change in a consumer-price related index. Cogentrix Energy is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to Cogentrix Energy under the MSAs are designated as operating expenses under the depository agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the years ended December 31, 2000 and 1999 Cogentrix Energy received payments pursuant to the MSAs of approximately $1,074,000 and $1,293,000, in the aggregate, respectively.

    FloriCulture. FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and is an indirect, wholly-owned subsidiary of Cogentrix Energy (see Part I/Item 1 - "Business, Organization - Change in Control"). Whitewater and FloriCulture entered into the Greenhouse Operational Services Agreement in 1997, whereby FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and receives an annual management fee equal to 16% of Whitewater's net profit from the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the years ended December 31, 2000 and 1999, FloriCulture earned a management fee pursuant to the Greenhouse Operational Services Agreement of approximately $65,000 and $47,000, respectively.

    LSP-Cottage Grove, Inc. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (see Part I/Item 1 - "Business, Organizations - Change in Control"). LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Cottage Grove exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $645,000 and $356,000 for the years ended December 31, 2000 and 1999, respectively.

    LSP-Whitewater I, Inc. LSP-Whitewater I, Inc. is the general partner of Whitewater and since March 20, 1998 has been a wholly-owned subsidiary of Cogentrix Energy (see Part I/Item 1 - "Business, Organizations - Change in Control"). LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Whitewater exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an agreement substantially similar to the previously existing O&M Agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $513,000 and $265,000 for the years ended December 31, 2000 and 1999, respectively.

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

LS POWER FUNDING CORPORATION

By: /s/ Mark F. Miller
    ---------------------------------
    Name:  Mark F. Miller
    Title: President (Principal Executive Officer)
    Date:  March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas F. Schwartz                    Senior Vice President and Chief
------------------------------------      Financial Officer (Principal Financial
Thomas F. Schwartz                        and Accounting Officer)


/s/ Dennis W. Alexander                   Senior Vice President -
------------------------------------      General Counsel and Secretary
Dennis W. Alexander


/s/ Bruno R. Dunn                         Senior Vice President - Operations
------------------------------------
Bruno R. Dunn

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:   LSP-Cottage Grove, Inc.
Its:  General Partner

By: /s/ Mark F. Miller
    ---------------------------------
    Name:  Mark F. Miller
    Title: President (Principal Executive Officer)
    Date:  March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas F. Schwartz                    Senior Vice President and Chief
------------------------------------      Financial Officer (Principal Financial
Thomas F. Schwartz                        and Accounting Officer)


/s/ Dennis W. Alexander                   Senior Vice President - General
------------------------------------      Counsel and Secretary
Dennis W. Alexander


/s/ Bruno R. Dunn                         Senior Vice President - Operations
------------------------------------
Bruno R. Dunn

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-Whitewater Limited Partnership

By:   LSP-Whitewater I, Inc.
Its:  General Partner

By: /s/ Mark F. Miller
    ---------------------------------
    Name:  Mark F. Miller
    Title: President (Principal Executive Officer)
    Date:  March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas F. Schwartz                    Senior Vice President and Chief
------------------------------------      Financial Officer (Principal Financial
Thomas F. Schwartz                        and Accounting Officer)


/s/ Dennis W. Alexander                   Senior Vice President - General
------------------------------------      Counsel and Secretary
Dennis W. Alexander


/s/ Bruno R. Dunn                         Senior Vice President - Operations
------------------------------------
Bruno R. Dunn

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                            Financial Statement Index

                                                                                                             Page
                                                                                                           --------
LS POWER FUNDING CORPORATION
   Report of Independent Public Accountants                                                                   F-2
   Balance Sheets as of December 31, 2000 and 1999                                                            F-3
   Statements of Income for the Years Ended December 31, 2000, 1999 and 1998                                  F-4
   Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998         F-5
   Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                              F-6
   Notes to Financial Statements                                                                              F-7

LSP-COTTAGE GROVE, L.P.
   Report of Independent Public Accountants                                                                   F-10
   Balance Sheets as of December 31, 2000 and 1999                                                            F-11
   Statements of Income for the Years Ended December 31, 2000, 1999 and 1998                                  F-12
   Statements of Changes in Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998            F-13
   Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                              F-14
   Notes to Financial Statements                                                                              F-15

LSP-WHITEWATER LIMITED PARTNERSHIP
   Report of Independent Public Accountants                                                                   F-23
   Balance Sheets as of December 31, 2000 and 1999                                                            F-24
   Statements of Income for the Years Ended December 31, 2000, 1999 and 1998                                  F-25
   Statements of Changes in Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998            F-26
   Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                              F-27
   Notes to Financial Statements                                                                              F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LS Power Funding Corporation:

    We have audited the accompanying balance sheets of LS Power Funding Corporation (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 9, 2001.

                      LS POWER FUNDING CORPORATION
                             BALANCE SHEETS
                       December 31, 2000 and 1999
            (dollars in thousands, except per share amounts)



                          ASSETS                            2000         1999
                                                          ---------   ---------

CURRENT ASSETS:
  Cash                                                    $       1   $       1
  Current portion of investment in First Mortgage Bonds       3,314       2,322

INVESTMENT IN FIRST MORTGAGE BONDS                          326,364     329,678
                                                          ---------   ---------
  Total assets                                            $ 329,679   $ 332,001
                                                          =========   =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY:

  Current portion of Senior Secured Bonds Payable         $   3,314   $   2,322

SENIOR SECURED BONDS PAYABLE                                326,364     329,678
                                                          ---------   ---------

                                                            329,678     332,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 1,000 shares authorized;
    100 shares issued and outstanding                            --          --
  Additional paid-in capital                                      1           1
                                                          ---------   ---------

  Total stockholders' equity                                      1           1
                                                          ---------   ---------

  Total liabilities and stockholders' equity              $ 329,679   $ 332,001
                                                          =========   =========


            The accompanying notes to the financial statements are an
                     integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)





                                 2000          1999        1998
                               --------      --------    --------

INTEREST INCOME                $ 25,846      $ 25,886    $ 25,886

INTEREST EXPENSE                 25,846        25,886      25,886
                               --------      --------    --------

NET INCOME                     $     --      $     --    $     --
                               ========      ========    ========

EARNINGS PER COMMON SHARE      $     --      $     --    $     --
                               ========      ========    ========




            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          LS POWER FUNDING CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                                      Total
                                           Common    Additional    Stockholders'
                                            Stock  Paid-in Capital    Equity
                                           ------  --------------- -------------

BALANCE, December 31, 2000, 1999 and 1998  $   --      $    1         $    1
                                           ======  =============== =============



            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          LS POWER FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)



                                                      2000      1999      1998
                                                    --------  --------  --------

CASH PROVIDED BY OPERATING ACTIVITIES:
      Receipt of principal on investment in
         First Mortgage Bonds                       $  2,322  $     --  $     --
      Repayment of Senior Secured Bonds               (2,322)       --        --
                                                    --------  --------  --------

   Net cash flows provided by operating activities        --        --        --

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash flows provided by investing activities        --        --        --

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash flows used in financing activities            --        --        --
                                                    --------  --------  --------

NET INCREASE (DECREASE) IN CASH                           --        --        --

CASH, beginning of year                                    1         1         1
                                                    --------  --------  --------

CASH, end of year                                   $      1  $      1  $      1
                                                    ========  ========  ========

            The accompanying notes to the financial statements are an
                       integral part of these statements.

                          LS POWER FUNDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

    LS Power Funding Corporation ("Funding"), a Delaware corporation, was established on June 23, 1995 as a special purpose funding corporation to issue debt securities in connection with financing the construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the Cottage Grove and Whitewater facilities, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds, and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements for the year ended December 31, 2000.

3.  INVESTMENT IN FIRST MORTGAGE BONDS

    Investment in First Mortgage Bonds consists of the following at December 31, 2000 and 1999 (dollars in thousands):

                                                    December 31,
                                              ----------------------
                                                 2000         1999
                                              --------      --------
7.19% Cottage Grove First Mortgage Bonds
   Due June 30, 2010                          $ 48,194      $ 49,278

8.08% Cottage Grove First Mortgage Bonds
   Due December 30, 2016                       105,722       105,722

7.19% Whitewater First Mortgage Bonds
   Due June 30, 2010                            55,035        56,273

8.08% Whitewater First Mortgage Bonds
   Due December 30, 2016                       120,727       120,727
                                              --------      --------
                                               329,678       332,000

Less:  Current portion                           3,314         2,322
                                              --------      --------
Long-term portion                             $326,364      $329,678
                                              ========      ========

    The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value of Funding's investment in the First Mortgage Bonds at December 31, 2000 and 1999, respectively, was approximately $22,175,000 lower and $22,316,000 lower than the historical carrying value.

    The following are summarized balance sheets as of December 31, 2000 and 1999 and statements of income for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                     Cottage Grove                                  Whitewater
                                         --------------------------------------       --------------------------------------
                                           2000           1999                          2000           1999
                                         --------       --------                      --------       --------
BALANCE SHEETS:
   Current assets                        $ 12,583       $  8,416                      $ 13,198       $ 13,846
   Net investment in lease                236,834        236,655                       262,940        263,540
   Greenhouse facility, net                    --             --                         7,427          7,816
   Other non-current assets                12,391         12,524                        13,428         13,538
                                         --------       --------                      --------       --------
       Total Assets                      $261,808       $257,595                      $296,993       $298,740
                                         ========       ========                      ========       ========

   Current liabilities                   $  8,712       $  3,273                      $  8,641       $  8,811
   First Mortgage Bonds payable           152,369        153,916                       173,995        175,762
   Partners' capital                      100,727        100,406                       114,357        114,167
                                         --------       --------                      --------       --------
       Total Liabilities and
         Partners' Capital               $261,808       $257,595                      $296,993       $298,740
                                         ========       ========                      ========       ========

                                           2000           1999           1998           2000           1999           1998
                                         --------       --------       --------       --------       --------       --------

STATEMENTS OF INCOME:
   Operating revenues                    $ 55,349       $ 44,726       $ 44,800       $ 62,738       $ 51,494       $ 51,326
   Operating expenses                      37,473         25,772         25,063         40,060         28,393         29,320
                                         --------       --------       --------       --------       --------       --------
   Operating income                        17,876         18,954         19,737         22,678         23,101         22,006

   Gain on sales-type capital lease           185          4,022             --            180          2,235             --
   Interest expense, net                  (11,706)       (11,465)       (11,246)       (13,107)       (13,186)       (13,096)
   Other
                                         --------       --------       --------       --------       --------       --------
                                               --             --             --             --             20             --
                                         --------       --------       --------       --------       --------       --------
       Net Income                        $  6,355       $ 11,511       $  8,491       $  9,751       $ 12,170       $  8,910
                                         ========       ========       ========       ========       ========       ========

4.  SENIOR SECURED BONDS PAYABLE

    Senior Secured Bonds Payable consists of the following at December 31, 2000 and 1999 (dollars in thousands):

                                              December 31,
                                        ----------------------
                                          2000          1999
                                        --------      --------
7.19% Senior Secured Bonds due
  June 30, 2010 ("2010 Bonds")          $103,229      $105,551

8.08% Senior Secured Bonds due
  December 30, 2016 ("2016 Bonds")       226,449       226,449
                                        --------      --------
                                         329,678       332,000

Less:  Current portion                     3,314         2,322
                                        --------      --------
Long-term portion                       $326,364      $329,678
                                        ========      ========

    On June 30, 1995, Funding issued and sold $332,000,000 of Senior Secured Bonds. All of the First Mortgage Bonds issued by Cottage Grove and Whitewater were purchased with the entire proceeds from Funding's Senior Secured Bonds. The repayment terms of the Partnership's First Mortgage Bonds collectively coincide with those of Funding's Senior Secured Bonds. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the bonds is also payable semi-annually in varying amounts through June 30, 2010 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds.

    Collective future maturities of the Senior Secured Bonds as of December 31, 2000 are as follows (dollars in thousands):

                        2001                        $  3,314
                        2002                           4,560
                        2003                           5,869
                        2004                           7,135
                        2005                           9,352
                        Thereafter                   299,448
                                                    --------
                                                    $329,678
                                                    ========

    Funding's Senior Secured Bonds are secured primarily by a pledge of Funding's investment in the Partnership's First Mortgage Bonds. Since Funding is a special purpose corporation formed to issue the Senior Secured Bonds, Funding's ability to make payments of principal and interest on the First Mortgage Bonds is entirely dependent on Cottage Grove's and Whitewater's performance of its obligations under its First Mortgage Bonds. The obligations of Cottage Grove and Whitewater under their First Mortgage Bonds are obligations solely of the respective partnerships.

    The trust indenture for the Senior Secured Bonds contains certain covenants including, among others, limitations or restrictions relating to the use of the proceeds of the First Mortgage Bonds, actions with respect to the Partnership's First Mortgage Bonds, and additional debt other than the Senior Secured Bonds. The trust indenture also describes events of default of the Senior Secured Bonds, which include, among others, events involving bankruptcy of Funding and the failure of Cottage Grove and Whitewater to own 100% of the capital stock of Funding.

    The fair value of the Senior Secured Bonds at December 31, 2000 and 1999 was approximately $22,175,000 lower and $22,316,000 lower, respectively, than the carrying value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
LSP-Cottage Grove, L.P.:

    We have audited the accompanying balance sheets of LSP-Cottage Grove, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 9, 2001.

                            LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                             (dollars in thousands)


                        ASSETS                             2000          1999
                                                         --------      --------

CURRENT ASSETS:
     Cash and cash equivalents                           $  1,212      $    957
     Restricted cash                                          363           244
     Accounts receivable - trade                            9,200         4,591
     Fuel inventories                                         438         1,280
     Fuel held for resale                                     610           711
     Spare parts inventories                                  536           511
     Other current assets                                     224           122
                                                         --------      --------
        Total current assets                               12,583         8,416

NET INVESTMENT IN LEASE (Notes 3 and 5)                   236,834       236,655

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization of $1,509 and $1,184, respectively        5,613         5,938

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                     6,777         6,585

INVESTMENT IN UNCONSOLIDATED AFFILIATE (Note 6)                 1             1
                                                         --------      --------

        Total assets                                     $261,808      $257,595
                                                         ========      ========

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of first mortgage bonds payable     $  1,547      $  1,084
     Accounts payable                                       5,440         1,395
     Other accrued expenses                                 1,725           794
                                                         --------      --------
        Total current liabilities                           8,712         3,273

FIRST MORTGAGE BONDS PAYABLE                              152,369       153,916
                                                         --------      --------
        Total liabilities                                 161,081       157,189

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL                                         100,727       100,406
                                                         --------      --------

        Total liabilities and partners' capital          $261,808      $257,595
                                                         ========      ========


            See accompanying notes to the financial statements are an
                     integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                           2000           1999           1998
                                         --------       --------       --------

OPERATING REVENUES:
     Lease                               $ 21,319       $ 21,261       $ 21,140
     Service                               29,463         19,576         19,653
     Commodity sales                        4,218          3,532          3,633
     Other                                    349            357            374
                                         --------       --------       --------
                                           55,349         44,726         44,800

OPERATING EXPENSES:
     Cost of services                      33,164         22,443         21,493
     Commodity cost of sales                4,309          3,329          3,570
                                         --------       --------       --------
                                           37,473         25,772         25,063

OPERATING INCOME                           17,876         18,954         19,737

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease         185          4,022             --
     Interest expense                     (12,501)       (12,451)       (12,348)
     Interest income                          795            986          1,102
                                         --------       --------       --------


NET INCOME                               $  6,355       $ 11,511       $  8,491
                                         ========       ========       ========



            See accompanying notes to the financial statements are an
                       integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                                    GENERAL
                                                   LIMITED PARTNERS                 PARTNER         TOTAL
                                     -------------------------------------------  -----------  -----------
                                                                     Cogentrix
                                     TPC Cottage  Granite Power   Cottage Grove,  LSP-Cottage
                                     Grove, Inc.  Partners, L.P.       LLC        Grove, Inc.
                                     -----------  --------------  --------------  -----------


BALANCE, December 31, 1997             $ 42,060       $ 64,434       $     --       $ 892       $ 107,386

Net income through March 20, 1998           505          1,363             --          19           1,887
Sale of 100% ownership interest,
   March 20, 1998                          --          (65,797)        65,797          --              --
Partner distributions                    (1,541)            --        (12,078)        (54)        (13,673)
Net income from March 20, 1998
   through December 31, 1998              1,769             --          4,769          66           6,604
                                       --------       --------       --------       -----       ---------

BALANCE, December 31, 1998               42,793             --         58,488         923         102,204

Net income                                3,083             --          8,313         115          11,511
Partner distributions                    (1,828)            --        (11,413)        (68)        (13,309)
                                       --------       --------       --------       -----       ---------

BALANCE, December 31, 1999               44,048             --         55,388         970         100,406

Net income                                1,702             --          4,589          64           6,355
Partner distributions                    (1,616)            --         (4,358)        (60)         (6,034)
                                       --------       --------       --------       -----       ---------

BALANCE, December 31, 2000             $ 44,134       $     --       $ 55,619       $ 974       $ 100,727
                                       ========       ========       ========       =====       =========


            See accompanying notes to the financial statements are an
                       integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                    2000           1999           1998
                                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  6,355       $ 11,511       $  8,491
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Gain on sales-type capital lease                                 --          (4,022)            --
      Amortization of debt issuance and financing costs                325            317            262
      Amortization of unearned lease income                        (21,319)       (21,261)       (21,140)
      Minimum lease payments received                               21,140         20,172         19,608
      (Increase) decrease in accounts receivable - trade            (4,609)           (31)            38
      Decrease in accounts receivable - other                           --          1,227          1,785
      (Increase) decrease in fuel inventories                          943           (142)            20
      Increase in spare parts inventories                              (25)           (25)           (43)
      (Increase) decrease in other current assets                     (102)           158           (227)
      Increase (decrease) in accounts payable                        4,045           (727)          (795)
      Increase (decrease) in accrued expenses                          931           (870)           171
                                                                  --------       --------       --------
   Net cash flows provided by operating activities                   7,684          6,307          8,170
                                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase (decrease) in restricted cash                          (119)         7,583          3,648
                                                                  --------       --------       --------
   Net cash flows provided by (used in) investing activities          (119)         7,583          3,648
                                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on First Mortgage Bonds                               (1,084)            --             --
      Partner distributions                                         (6,034)       (13,309)       (13,673)
      Increase in note receivable from affiliate                      (192)          (542)        (6,043)
                                                                  --------       --------       --------
   Net cash flows used in financing activities                      (7,310)       (13,851)       (19,716)
                                                                  --------       --------       --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                              255             39         (7,898)

CASH AND CASH EQUIVALENTS, beginning of year                           957            918          8,816
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS, end of year                            $  1,212       $    957       $    918
                                                                  ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
         Cash paid for interest during the year                   $ 12,066       $ 12,085       $ 12,085
                                                                  ========       ========       ========

            See accompanying notes to the financial statements are an
                       integral part of these statements.

                             LSP-COTTAGE GROVE, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

    LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). As of December 31, 2000, the 1% general partner of the Partnership was LSP-Cottage Grove, Inc., a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC, a limited liability company, ("Cogentrix"). Cogentrix and TPC Cottage Grove, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation. See
Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

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

    All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Utility") under a 30-year power purchase agreement (the "Power Purchase Agreement") which runs through October 2027. The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company ("3M" or, as the context requires, the "Steam Purchaser") under a 30-year thermal energy sales agreement (the "Steam Supply Agreement") which runs through October 2027.

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

    On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of LSP-Cottage Grove, Inc., and all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, Cogentrix, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Cottage Grove, Inc. ("LSP-Cottage Grove"), the 1% general partner of the Partnership, as well as a 72.22% limited partnership interest in the Partnership for a combined total ownership interest of 73.22% in the Partnership.

    On the same date that the wholly-owned indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power Corporation entered into an Assignment and Assumption Agreement, by the terms of which LS Power Corporation assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power Corporation under certain management services agreements between LS Power Corporation and each of LSP-Cottage Grove and the Partnership.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

    The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market value at December 31, 2000 and 1999. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

COMMENCEMENT OF POWER PURCHASE AGREEMENT

    The Power Purchase Agreement described in Note 10 has characteristics similar to a lease in that the agreement confers to the purchasing utility the right to use specific property, plant and equipment. At the Commercial Operations Date, the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (see Note 5).

NOTE RECEIVABLE FROM AFFILIATE

     At December 31, 2000 and 1999, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

DEBT ISSUANCE AND FINANCING COSTS

    Debt issuance and other financing costs, which include commitment fees, legal fees and other direct costs of obtaining financing, are deferred and amortized over the term of the related debt.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133, as amended, to be effective for fiscal years beginning after June 15, 2000. The Partnership will adopt SFAS No. 133 on January 1, 2001.

    The Partnership has reviewed all of its financial instruments and has determined that they do not meet the definition of a derivative under SFAS No. 133 or that they were excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchase and sale exception under the statement. The Partnership has determined that the adoption of SFAS No. 133 will not have a material impact on the financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of and for the year ended December 31, 2000.

4.  FUEL INVENTORIES

    Fuel inventories consist of the following at December 31, 2000 and 1999 (dollars in thousands):


                                        December 31,
                                    ------------------
                                     2000        1999
                                    ------      ------
                   Natural Gas      $   --      $  941
                   Fuel Oil            438         339
                                    ------      ------
                                    $  438      $1,280
                                    ======      ======

    Natural Gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method ("LIFO"), and fuel oil is stated at cost based on the first-in, first-out method. Natural gas inventory stated at LIFO approximates weighted average cost.

5.  SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 2000 and 1999, are as follows (dollars in thousands):

                                                        December 31,
                                              ------------------------------
                                                2000                  1999
                                              --------              --------
           Gross Investment in Lease          $506,490              $527,630
           Unearned Income on Lease           (269,656)             (290,975)
                                              --------              --------
           Net Investment in Lease            $236,834              $236,655
                                              ========              ========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2000, are as follows (dollars in thousands):

                       2001                      $ 21,058
                       2002                        22,109
                       2003                        23,030
                       2004                        23,888
                       2005                        23,983
                       Thereafter                 392,422
                                                 --------
                                                 $506,490
                                                 ========

6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

    Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:

                                 For the Year Ended December 31,
                                ---------------------------------
                                  2000         1999         1998
                                -------      -------      -------

          Interest income       $25,846      $25,886      $25,886
          Interest expense       25,846       25,886       25,886
                                -------      -------      -------
          Net income            $    --      $    --      $    --
                                =======      =======      =======

BALANCE SHEET DATA:
                                                                December 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
          Cash                                            $      1      $      1
          Investment in First Mortgage Bonds               329,678       332,000
                                                          --------      --------
          Total assets                                    $329,679      $332,001
                                                          ========      ========

          Senior Secured Bonds payable                    $329,678      $332,000
          Stockholders' equity                                   1             1
                                                          --------      --------
              Total liabilities and stockholders' equity  $329,679      $332,001
                                                          ========      ========

7.  FIRST MORTGAGE BONDS PAYABLE

    First Mortgage Bonds payable consists of the following (dollars in thousands):

                                                               December 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
               7.19% First Mortgage Bonds
                 due June 30, 2010 ("2010 Bonds")        $ 48,194      $ 49,278

               8.08% First Mortgage Bonds
                 due December 30, 2016 ("2016 Bonds")     105,722       105,722
                                                         --------      --------
                                                          153,916       155,000

               Less:  Current portion                       1,547         1,084
                                                         --------      --------
               Long-term portion                         $152,369      $153,916
                                                         ========      ========

On June 30, 1995, the Partnership issued and sold $155,000,000 of First
Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2000 are as follows (dollars in thousands):

                 2001                                  $  1,547
                 2002                                     2,129
                 2003                                     2,740
                 2004                                     3,331
                 2005                                     4,366
                 Thereafter                             139,803
                                                       --------
                                                       $153,916
                                                       ========

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

8.  CREDIT AGREEMENT

    The Partnership has a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2002. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from 0.25% to 0.375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 2000, no working capital loans had been issued under the Credit Agreement. In October 1997, a $500,000 letter of credit, in favor of NSP pursuant to the Power Purchase Agreement, was issued under the Credit Agreement. This amount remains outstanding at December 31, 2000.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

    The majority of the Partnership's accounts receivable are from a major regulated utility (NSP) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 2000 and 1999, was approximately $10,353,000 lower and $10,419,000 lower, respectively, than the carrying value.

10. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

    Effective September 30, 1997, the Partnership and Westinghouse Electric (the "Contractor"), the contractor for the construction of the Facility, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain non-material modifications were made to the Partnership's construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and the Facility to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions.

    In November 1999, the Partnership and the Contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Partnership and the Contractor pursuant to the Partnership's construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $1,043,000 from funds available in the Partnership's construction retainage account. The Contractor had also agreed to extend various warranty periods and perform various repairs and inspections. The Partnership, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,443,000 to $2,500,000 (the "Retainage Letter of Credit"). Upon the release of the remaining construction retainage account and the settlement of approximately $378,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $4,022,000 during the year ended December 31, 1999.

    During 2000, the Company received a payment of approximately $185,000 in lieu of certain additional repair work agreed to during 1999. This amount was included in gain on sales-type capital lease in the accompanying statement of income.

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

GAS SUPPLY

    The Partnership has 20-year gas supply contracts through October 2017 with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts each provide for the sale of up to 17,060 MMBtu per day of gas to the Partnership. The price paid by the Partnership under the gas supply contracts fluctuates based upon published indices.

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

     On March 16, 1999, the Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to approximately $160,000. The O&M Agreement has been replaced with a substantially similar agreement with LSP-Cottage Grove (the "New O&M Agreement").

PARTS AGREEMENT

    The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based on published indices) payable for 15 years through October 2012. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership.

LITIGATION

    The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

11. DEPENDENCE ON THIRD PARTIES

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

12. RELATED PARTY TRANSACTIONS

    Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Prior to the change in control of the Partnership (Note 2), LS Power Corporation managed the Partnership and received $50,000 per year which escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power Corporation was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $442,000 during the year ended December 31, 1998. On March 20, 1998, LS Power Corporation assigned all rights and obligations under the management services agreements to Cogentrix Energy. The Partnership incurred expenses of approximately $194,000, $1,170,000 and

$716,000 to Cogentrix Energy during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Partnership had approximately $55,000 payable to Cogentrix Energy. At December 31, 1999, the Partnership had no outstanding amounts payable to Cogentrix Energy. Commodity sales include natural gas sales to a related party, LSP-Whitewater, Limited Partnership. Total sales approximated $1,202,000, $1,957,000 and $3,124,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, at December 31, 2000 and 1999, the Partnership had a receivable of approximately $537,000 and $126,000, respectively, from LSP-Whitewater Limited Partnership.

    The Company paid $654,000 and $356,000 to LSP-Cottage Grove for the years ended December 31, 2000 and 1999, respectively, for services provided under the New O&M Agreement.


13. PARTNERS' CAPITAL

    Profits, losses and normal operating distributions are allocated based on the respective partnership interests. Distributions are made in accordance with the trust indenture and other financing documents. Such distributions are subject to the prior satisfaction of a number of conditions including, among others, maintenance of required funding levels in various Trustee accounts and compliance with minimum levels of current and projected debt service coverage.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
LSP-Whitewater Limited Partnership:

    We have audited the accompanying balance sheets of LSP-Whitewater Limited Partnership (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 9, 2001.

                     LSP-WHITEWATER LIMITED PARTNERSHIP
                               BALANCE SHEETS
                         December 31, 2000 and 1999
                           (dollars in thousands)

                        ASSETS                               2000          1999
                                                          --------      --------

CURRENT ASSETS:
     Cash and cash equivalents                            $  1,794      $  1,446
     Restricted cash                                           372           253
     Accounts receivable - trade                             7,483         4,381
     Accounts receivable - other                             1,066         5,858
     Fuel inventories                                          949           470
     Fuel held for resale                                      607           370
     Spare parts inventories                                   740           758
     Other current assets                                      187           310
                                                          --------      --------
        Total current assets                                13,198        13,846

NET INVESTMENT IN LEASE (Notes 3 and 6)                    262,940       263,540

GREENHOUSE FACILITY, net of accumulated depreciation
  of $1,369 and $953, respectively                           7,427         7,816

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
  amortization of $1,535 and $1,205, respectively            5,688         6,018

NOTE RECEIVABLE FROM AFFILIATE (Note 3)                      7,739         7,519

INVESTMENT IN UNCONSOLIDATED AFFILIATE (Note 8)                  1             1
                                                          --------      --------

        Total assets                                      $296,993      $298,740
                                                          ========      ========

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Current portion of first mortgage bonds payable       $  1,767      $  1,238
    Accounts payable                                           878         1,116
    Other accrued expenses                                   5,996         6,457
                                                          --------      --------
        Total current liabilities                            8,641         8,811

FIRST MORTGAGE BONDS PAYABLE                               173,995       175,762
                                                          --------      --------
Total liabilities                                          182,636       184,573

COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' CAPITAL                                          114,357       114,167
                                                          --------      --------

        Total liabilities and partners' capital           $296,993      $298,740
                                                          ========      ========



            The accompanying notes to the financial statements are an
                     integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)



                                           2000           1999           1998
                                         --------       --------       --------

OPERATING REVENUES:
     Lease                               $ 23,436       $ 23,436       $ 23,368
     Service                               33,779         24,312         24,952
     Commodity sales                        2,442            813            283
     Greenhouse                             2,144          2,142          1,782
     Other                                    937            791            941
                                         --------       --------       --------
                                           62,738         51,494         51,326

OPERATING EXPENSES:
     Cost of services                      35,468         25,397         27,308
     Commodity cost of sales                2,355            733            184
     Greenhouse                             2,237          2,263          1,828
                                         --------       --------       --------
                                           40,060         28,393         29,320

OPERATING INCOME                           22,678         23,101         22,006

NON-OPERATING INCOME (EXPENSE):
     Gain on sales-type capital lease         180          2,235             --
     Interest expense                     (14,212)       (14,170)       (14,068)
     Interest income                        1,105            984            972
     Other                                     --             20             --
                                         --------       --------       --------


NET INCOME                               $  9,751       $ 12,170       $  8,910
                                         ========       ========       ========



            The accompanying notes to the financial statements are an
                       integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                                     GENERAL
                                                   LIMITED PARTNERS                  PARTNER        TOTAL
                                      -----------------------------------------   -------------   ---------
                                          TPC                        Cogentrix        LSP -
                                      Whitewater,   Granite Power   Whitewater,   Whitewater I,
                                         Inc.       Partners, L.P.      LLC           Inc.
                                      -----------   --------------  -----------   -------------

BALANCE, December 31, 1997             $ 46,128       $ 72,441       $     --       $   990       $ 119,559

Net income through March 20, 1998           385          1,089             --            15           1,489
Sale of 100% ownership interest,
   March 20, 1998                            --        (73,530)        73,530            --              --
Partner distributions                    (1,822)            --        (12,461)          (71)        (14,354)
Net income from March 20, 1998
   through December 31, 1998              1,917             --          5,430            74           7,421
                                       --------       --------       --------       -------       ---------

BALANCE, December 31, 1998               46,608             --         66,499         1,008         114,115

Net income                                3,144             --          8,904           122          12,170
Partner distributions                    (2,366)            --         (9,660)          (92)        (12,118)
                                       --------       --------       --------       -------       ---------

BALANCE, December 31, 1999               47,386             --         65,743         1,038         114,167

Net income                                2,518             --          7,135            98           9,751
Partner distributions                    (2,470)            --         (6,995)          (96)         (9,561)
                                       --------       --------       --------       -------       ---------

BALANCE, December 31, 2000             $ 47,434       $     --       $ 65,883       $ 1,040       $ 114,357
                                       ========       ========       ========       =======       =========



            The accompanying notes to the financial statements are an
                       integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                    2000           1999           1998
                                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  9,751       $ 12,170       $  8,910
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Gain on sales-type capital lease                                 --           (2,235)          --
     Amortization of debt issuance and financing costs                 330            323            266
     Depreciation                                                      416            430            411
     Amortization of unearned lease income                         (23,436)       (23,436)       (23,368)
     Minimum lease payments received                                24,036         22,944         22,392
     (Increase) decrease in accounts receivable - trade             (3,102)           131            471
     (Increase) decrease in accounts receivable - other              4,792         (3,973)           310
     (Increase) decrease in fuel inventories                          (716)           (97)           618
     (Increase) decrease in spare parts inventories                     18           (117)          (209)
     Decrease in other current assets                                  123            242            130
     Decrease in accounts payable                                     (238)        (1,061)        (3,728)
     Increase (decrease) in accrued expenses                          (461)         1,719          1,322
                                                                  --------       --------       --------
   Net cash flows provided by operating activities                  11,513          7,040          7,525
                                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of greenhouse equipment                                  (27)           (74)          (302)
     (Increase) decrease in restricted cash                           (119)         6,036          7,463
                                                                  --------       --------       --------
   Net cash flows provided by (used in) investing activities          (146)         5,962          7,161
                                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on First Mortgage Bonds                                (1,238)            --             --
     Partner distributions                                          (9,561)       (12,118)       (14,354)
     Increase in note receivable from affiliate                       (220)          (619)        (6,900)
                                                                  --------       --------       --------
   Net cash flows used in financing activities                     (11,019)       (12,737)       (21,254)
                                                                  --------       --------       --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 348            265         (6,568)

CASH AND CASH EQUIVALENTS, beginning of year                         1,446          1,181          7,749
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS, end of year                            $  1,794       $  1,446       $  1,181
                                                                  ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
        Cash paid for interest during the year                    $ 13,779       $ 13,801       $ 13,801
                                                                  ========       ========       ========


            The accompanying notes to the financial statements are an
                       integral part of these statements.

                       LSP-WHITEWATER LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

    LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). As of December 31, 2000, the 1% general partner of the Partnership was LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC, a limited liability company ("Cogentrix"). Cogentrix and TPC Whitewater, Inc., a Delaware corporation ("TPC"), were the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation. See Note 2 for discussion of a change in ownership that occurred on March 20, 1998.

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

    The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement") expiring in September 2022. The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005.

    The Partnership owns a greenhouse that produces and sells horticultural products (the "Greenhouse"). The Partnership has an operations and maintenance agreement with Floriculture, Inc. ("Floriculture") to operate the Greenhouse.

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

    On March 20, 1998, pursuant to the Securities Purchase Agreement, the Sellers sold all of the Sellers' capital stock of Floriculture, Inc. ("Floriculture") and LSP-Whitewater I, Inc., as well as all of the Sellers' limited partnership interest in the Partnership to the Purchasers. As a result, CMA acquired all of the capital stock of Floriculture, and Cogentrix, a wholly-owned subsidiary of CMA, acquired all of the capital stock of LSP-Whitewater I, Inc. ("LSP-Whitewater I"), the 1% general partner of the Partnership, as well as a 73.17% limited partnership interest in the Partnership for a combined total ownership interest of 74.17% in the Partnership.

    On the same date that the indirect subsidiaries of Cogentrix Energy identified above acquired their ownership interests in the Partnership, Cogentrix Energy and LS Power Corporation entered into an Assignment and Assumption Agreement, by the terms of which LS Power Corporation assigned, and Cogentrix Energy assumed, all of the rights and obligations of LS Power Corporation under certain management service agreements between LS Power Corporation and LSP-Whitewater I and the Partnership.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH

    The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximates market value at December 31, 2000 and 1999. In addition, special accounts are established to provide for debt service reserves and payments, and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service, major maintenance and construction, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

NOTE RECEIVABLE FROM AFFILIATE

     At December 31, 2000 and 1999, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

GREENHOUSE FACILITY

    Depreciation on the Greenhouse Facility and related equipment is computed using the straight-line method over 25 years and 10 years, respectively (see
Note 7).

DEBT ISSUANCE AND FINANCING COSTS

    Debt issuance and financing costs, which consist of commitment fees, legal fees and other direct costs to obtain financing, are deferred and amortized over the term of the related debt.

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

COST OF SERVICES

    Cost of services represent expenses related to operating the Facility and providing variable electric energy to the Utility, as well as thermal energy to the Steam Purchasers.

GREENHOUSE OPERATIONS

    Greenhouse operating revenues and expenses include all activity specifically related to greenhouse activities, including depreciation on the Greenhouse Facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133, as amended, to be effective for fiscal years beginning after June 15, 2000. The Partnership will adopt SFAS No. 133 on January 1, 2001.

    The Partnership has reviewed all of its financial instruments and has determined that they do not meet the definition of a derivative under SFAS No. 133 or that they were excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchase and sale exception under the statement. The Partnership has determined that the adoption of SFAS No. 133 will not have a material impact on the financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements as of and for the year ended December 31, 2000.

4.  ACCOUNTS RECEIVABLE - OTHER

    Accounts Receivable - other of $5,858,000 at December 31, 1999 consisted primarily of amounts due from the Partnership's insurance carrier for claims filed related to maintenance on the gas turbine.

5.  FUEL INVENTORIES

    Fuel inventories consist of the following (dollars in thousands):

                                                         December 31,
                                                  ------------------------
                                                  2000                1999
                                                  ----                ----
            Natural Gas                           $470                $154
            Fuel Oil                               479                 316
                                                  ----                ----
                                                  $949                $470
                                                  ====                ====

    Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method ("LIFO") and fuel oil inventory is stated at cost based on the first-in, first-out method. Natural gas inventory stated at LIFO approximates weighted average cost.

6.  SALES-TYPE CAPITAL LEASE

    Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease at December 31, 2000 and 1999, are as follows (dollars in thousands):

                                                         December 31,
                                                ----------------------------
                                                   2000              1999
                                                ---------          ---------
            Gross Investment in Lease           $ 546,117          $ 570,157
            Unearned Income on Lease             (283,177)          (306,617)
                                                ---------          ---------
            Net Investment in Lease             $ 262,940          $ 263,540
                                                =========          =========

    Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

    Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2000, are as follows (dollars in thousands):

                      2001                      $ 24,129
                      2002                        25,144
                      2003                        26,022
                      2004                        27,069
                      2005                        27,343
                      Thereafter                 416,410
                                                --------
                                                $546,117
                                                ========

7.  GREENHOUSE FACILITY

    The Greenhouse Facility consists of (dollars in thousands):

                                                         December 31,
                                                 ---------------------------
                                                   2000               1999
                                                 -------             ------

                   Building                      $ 7,622             $7,622
                   Equipment                       1,174              1,147
                                                 -------             ------
                                                   8,796              8,769
                   Accumulated Depreciation       (1,369)              (953)
                                                 -------             ------
                                                 $ 7,427             $7,816
                                                 =======             ======

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

8.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

    Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

STATEMENT OF INCOME DATA:
                                   For the Year Ended December 31,
                                 -----------------------------------
                                   2000          1999          1998
                                 -------       -------       -------

           Interest income       $25,846       $25,886       $25,886
           Interest expense       25,846        25,886        25,886
                                 -------       -------       -------
           Net income            $    --       $    --       $    --
                                 =======       =======       =======

BALANCE SHEET DATA:
                                                   December 31,
                                               --------------------
                                                 2000        1999
                                               --------    --------
           Cash                                $      1    $      1
           Investment in First Mortgage Bonds   329,678     332,000
                                               -------     --------
           Total assets                        $329,679    $332,001
                                               ========    ========

           Senior Secured Bonds payable        $329,678    $332,000
           Stockholders' equity                       1           1
                                               --------    --------
             Total liabilities and
               stockholders' equity            $329,679    $332,001
                                               ========    ========

9.  FIRST MORTGAGE BONDS PAYABLE

    First Mortgage Bonds payable consists of the following at (dollars in thousands):

                                                         December 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
       7.19% First Mortgage Bonds
         Due June 30, 2010 ("2010 Bonds")          $ 55,035      $ 56,273
       8.08% First Mortgage Bonds
         due December 30, 2016 ("2016 Bonds")       120,727       120,727
                                                   --------      --------
                                                    175,762       177,000

       Less:  Current portion                         1,767         1,238
                                                   --------      --------
       Long-term portion                           $173,995      $175,762
                                                   ========      ========

    On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2000 are as follows (dollars in thousands):

                2001                                   $  1,767
                2002                                      2,431
                2003                                      3,129
                2004                                      3,804
                2005                                      4,986
                Thereafter                              159,645
                                                       --------
                                                       $175,762
                                                       ========

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

10. CREDIT AGREEMENT

    The Partnership has entered into a Credit Agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000. The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2002. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from 0.25% to 0.375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no letters of credit outstanding under the Credit Agreement at December 31, 2000 and 1999. For all periods through December 31, 2000, no working capital loans had been made to the Partnership under the Credit Agreement.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

    The majority of the Partnership's accounts receivable are from a major regulated utility (WEPCO) and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 2000 and 1999, was approximately 11,822,000 lower and $11,897,000 lower, respectively, than the carrying value.

12. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION

    During 1997, the Partnership and the Contractor, with the concurrence of R.W. Beck, the independent engineer, agreed to a construction contract change order. Under the change order, certain nonmaterial modifications were made to the Whitewater construction contract and certain guarantees were deferred until final completion, which allowed the Contractor to achieve substantial completion and Whitewater to commence commercial operation. In addition, the Contractor committed to certain future modifications in the Facility's construction, extension of certain warranty periods and certain financial concessions.

     In November 1999, the Partnership and the Contractor for the construction of the Facility, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Partnership and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $2,987,000 from funds available in the Partnership's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. The Partnership, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage has been reduced from $5,587,000 to $2,500,000 (the "Retainage Letter of Credit"). Upon the release of the remaining construction retainage account and settlement of approximately $365,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $2,235,000 during the year ended December 31, 1999.

    During 2000, the Company received a payment of approximately $180,000 in lieu of certain additional repair work agreed to during 1999. This amount was included in gain on sales-type capital lease in the accompanying statement of income.

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

GAS SUPPLY

    The Partnership has 20-year gas supply agreements through September 2017 with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts provide for the sale of up to 11,855 MMBtu per day of gas to the Partnership. The price paid by the Partnership to the fuel suppliers under the gas supply contracts fluctuates based on published indices.

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

    On March 16, 1999, the Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Whitewater made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to approximately $160,000. The O&M Agreement has been replaced with a substantially similar agreement. The new operations and maintenance agreement was executed with LSP-Whitewater I (The "New O&M Agreement").

PARTS AGREEMENT

    The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based upon published indices) payable for 15 years through September 2012. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership.

GREENHOUSE

    The Partnership has an operational services agreement with Floriculture, Inc., an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services, Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 16% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2002. For the years ended December 31, 2000, 1999 and 1998, Floriculture earned a management fee pursuant to the operations services agreement of approximately $65,000, $47,000 and $26,000, respectively.

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

14. RELATED PARTY TRANSACTIONS

    Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Prior to the change in control of the Partnership (Note 2), LS Power Corporation managed the Partnership. As compensation for its services, LS Power received a monthly management fee of $50,000 during operation (in 1995 dollars). This fee was escalated annually beginning on January 1, 1996 pursuant to the rate of change in a consumer-price related index. LS Power was also reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. Under these agreements, the Partnership incurred expenses of approximately $437,000 during the year ended December 31, 1998. The Partnership incurred expenses of approximately $164,000, $883,000 and $794,000 to Cogentrix Energy during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Partnership recorded accounts payable to Cogentrix Energy of approximately $317,000 and $28,000, respectively. Commodity sales include natural gas sales to a related party, Cottage Grove, L.P. Total sales approximated $861,000, $187,000 and $56,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, at December 31, 2000 and 1999, the Partnership had a payable of approximately $537,000 and $126,000, respectively, to LSP-Cottage Grove, L.P. The Partnership made payments of approximately $513,000 and $265,000 related to the New O&M Agreement for the years ended December 31, 2000 and 1999, respectively.

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

                          LS POWER FUNDING CORPORATION
                             LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP

                                 Exhibits Index


Exhibit No.                                Description
-----------                                -----------

2.1 Securities Purchase Agreement, dated March 6, 1998 by and among LS Power Corporation, Granite Power Partners, L.P., Cogentrix Mid-America, Inc., Cogentrix Cottage Grove, LLC, Cogentrix Whitewater, LLC and Cogentrix Energy, Inc. (7)

3.1            Certificate of Incorporation of LS Power Funding Corporation. (1)

3.2            Bylaws of LS Power Funding Corporation. (1)

3.3            Certificate of Limited Partnership of LSP-Cottage Grove, L.P. (1)

3.4 Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc. (1)

3.4.1          Amendment #1 to the Cottage Grove Partnership Agreement (2)

3.4.2 Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (5)

3.4.3 Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P.
               (8)

3.5            Certificate of Limited Partnership of LSP-Whitewater Limited
               Partnership. (1)

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

4.6            Form of Cottage Grove First Mortgage Bond (included in Exhibit
               4.2). (1)

4.7            Form of Whitewater First Mortgage Bond (included in Exhibit 4.3).
               (1)

LS POWER FUNDING CORPORATION AGREEMENTS

10.20 Agency Agreement dated May 1, 1995 between LS Power Funding Corporation and LSP-Cottage Grove, L.P. (1)

10.21 Agency Agreement dated May 1, 1995 between LS Power Funding Corporation and LSP-Whitewater Limited Partnership. (1)

10.22 Security Agreement (related to Cottage Grove) dated as of May 1, 1995 between LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee. (1)

10.23 Security Agreement (related to Whitewater) dated as of May 1, 1995 between LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee. (1)

LSP-COTTAGE GROVE, L.P. AGREEMENTS

10.24 Equity Contribution Agreement dated June 30, 1995 among LSP-Cottage Grove, L.P., TPC Cottage Grove, Inc. and The Chase Manhattan Bank (National Association), as depositary agent. (1)

10.25 Collateral Agency and Intercreditor Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the L/C Facility Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each additional Permitted Debt Agent (as defined therein), IBJ Schroder Bank & Trust Company, as trustee, the Other Representatives (as defined therein) and The Chase Manhattan Bank (National Association), as depositary agent, and as Collateral Agent. (1)

10.26 Deposit and Disbursement Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent, and as depositary agent. (1)

10.27 Credit Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., the lenders party thereto and The Chase Manhattan Bank (National Association), as agent. (1)

10.27.1 Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New York and Grand Cayman Branches, and LSP-Cottage Grove, L.P. (1)

10.27.2 Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York Branch, as agent. (1)

10.28 Assignment and Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.29 Pledge Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as trustee.
               (1)

10.30 Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as Collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee. (1)

10.31 Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as Collateral agent, for the benefit of The Chase Manhattan Bank(National Association), as agent under the Credit Agreement.
               (1)

10.32 Subordinated Mortgage, Assignment of Rents, Security Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Cottage Grove, L.P., as mortgagor, and Northern States Power Company, as mortgagee. (1)

10.33 Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and Northern States Power Company. (1)

10.34 Power Purchase Agreement dated as of May 9, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

10.35 Letter Agreement dated December 16, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

10.36 Letter Agreement dated June 1, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

10.37 Letter Agreement dated June 8, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

10.38 Letter Agreement dated June 12, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

10.39 Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P. (1)

10.40 Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)

10.41 Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Cottage Grove, L.P. (1)(*)

10.41.1 Operation and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as owner and LSP-Cottage Grove, Inc. as Operator dated April 15, 1999. (9)(*)

10.42 Parts Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)

10.43 Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, L.P. (1)

10.43.1 Amendment to Management Services Agreement, dated as of December 11, 1998, between LSP-Cottage Grove, L.P. and Cogentrix Energy, Inc. (8)

10.44 Second Amended and Restated Steam Supply Agreement dated as of June 19, 1995 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.45 Purchase and Sale Agreement dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP- Cottage Grove, L.P. (1)

10.46 Letter Agreement (land and easement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.47 Letter Agreement (side letter to steam agreement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

10.48 Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P. (1)

10.49 First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P. (1)

10.50 Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P. (1)

10.51 First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P. (1)

10.52 Amended and Restated Gas Supply Transportation Agreement dated as of May 8, 1995 between Peoples Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.53 Amended and Restated Cottage Grove Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company, Peoples Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.54 Firm Throughput Service Agreement (Northern Contract #24042) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.55 Interruptible Throughput Service Agreement (Northern Contract #24198) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.56 Interruptible Throughput Service Agreement (Northern Contract #24199) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.57 Firm Deferred Delivery Service Agreement (Northern Contract #23281) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.58 Interruptible Deferred Delivery Service Agreement (Northern Contract #24203) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.59 Letter Agreement dated as of April 21, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)

10.60 Limited Warranty Deed granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P. dated June 1, 1995. (1)

10.61 Consent and Agreement dated as of May 1, 1995 among Northern States Power Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.62 Consent and Agreement dated as of May 1, 1995 among Westinghouse Electric Corporation, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.63 Consent and Agreement dated as of May 1, 1995 among Westinghouse Operating Services Company, Inc., LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.
               (1)

10.64 Consent and Agreement dated as of May 1, 1995 among Minnesota Mining and Manufacturing Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent.
               (1)

10.65 Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.66 Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc., LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.67 Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, Peoples Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.68 Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.69 Consent and Agreement dated as of May 1, 1995 among Peoples Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.70 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Electric Corporation. (1)

10.71 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Operating Services Company, Inc. (1)

10.72 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Aquila Energy Marketing Corporation. (1)

10.73 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Natural Gas Clearinghouse. (1)

10.74 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Northern Natural Gas Company. (1)

10.75 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company, Northern Natural Gas Company and Peoples Natural Gas Company. (1)

10.76 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Peoples Natural Gas Company. (1)

10.77 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Minnesota Mining and Manufacturing Company. (1)

10.78 Grants of Easement by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the
               Following: (i) Easterly Utilities, (ii) Westerly Utilities, (iii) New Well, and (iv) Well Lines. (1)

10.79 Temporary Construction Easement granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P. (1)

10.80 Easements from Soo Line Railroad Company to LSP-Cottage Grove, L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995. (1)

10.81 Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)

LSP-WHITEWATER LIMITED PARTNERSHIP AGREEMENTS

10.82 Equity Contribution Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, TPC Whitewater, Inc. and The Chase Manhattan Bank (National Association), as depositary agent.
               (1)

10.83 Collateral Agency and Intercreditor Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, the L/C Facility Agent (as defined therein), the Working Capital Agent (as defined therein), each Permitted Counterparty under any Interest Rate Protection Agreement (as defined therein), each additional Permitted Debt Agent(as defined therein), IBJ Schroder Bank & Trust Company, as trustee, The Other Representatives (as defined therein) and The Chase Manhattan Bank (National Association), as depositary agent, and as Collateral agent. (1)

10.84 Deposit and Disbursement Agreement dated as of May 1, 1995, among LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, and as depositary agent. (1)

10.85 Credit Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, the lenders party thereto and The Chase Manhattan Bank (National Association), as agent. (1)

10.85.1 Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New York and Grand Cayman Branches, and LSP-Whitewater Limited Partnership. (1)

10.85.2 Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Whitewater Limited Partnership and Dresdner Bank AG, New York Branch, as agent. (1)

10.86 Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.87 Pledge Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee. (1)

10.88 Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of IBJ Schroder Bank & Trust Company, as trustee. (1)

10.89 Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, for the benefit of the Chase Manhattan Bank (National Association), as agent under the Credit Agreement. (1)

10.90 Subordinated Mortgage, Assignment of Rents, Security Assignment and Fixture Filing dated as of May 1, 1995 by LSP-Whitewater Limited Partnership, as mortgagor, and Wisconsin Electric Power Company, as mortgagee. (1)

10.91 Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and Wisconsin Electric Power Company. (1)

10.92 Development Agreement dated as of November 23, 1994 between City of Whitewater and LSP-Whitewater Limited Partnership. (1)


10.93 Power Purchase Agreement dated as of December 21, 1993 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

10.94 Amendment to Power Purchase Agreement dated as of February 10, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

10.95 Second Amendment to Power Purchase Agreement dated as of October 5, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

10.96 Third Amendment to Power Purchase Agreement dated as of May 5, 1995 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

10.96.1 Fourth Amendment to Power Purchase Agreement dated March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (3)

10.96.2 Fifth Amendment to Power Purchase Agreement dated February 26, 1998 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (5)

10.97 Interconnection Agreement dated as of May 12, 1995 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

10.98          Intentionally Omitted.

10.99 Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Whitewater Limited Partnership. (1)

10.100 Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership. (1)(*)

10.101 Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Whitewater Limited Partnership. (1)(*)

10.101.1 Operation and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (9)(*)

10.102 Parts Agreement dated as of April 10, 1995 between Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership.
               (1)(*)

10.103 Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater Limited Partnership. (1)

10.103.1 Amendment to Management Services Agreement, dated as of December 11, 1998, between LSP-Whitewater Limited Partnership and Cogentrix Energy, Inc. (8)

10.104 Steam Supply Agreement dated as of July 25, 1994 between the Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership. (1)

10.105 Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (1)

10.106 Construction Contract dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership.
               (1)

10.106.1 Addendum to Construction Contract dated as of June 6, 1997 Between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (4)

10.107 Deed of Lease dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership.
               (1)

10.107.1 Settlement Agreement dated as of May 27, 1997 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership.
               (4)

10.107.2 Greenhouse Operational Services Agreement dated as of May 27, 1997 between FloriCulture, Inc. and LSP-Whitewater Limited Partnership. (4)

10.108 Letter Agreement dated May 12, 1995 between Dominion Growers, Inc. and LSP-Whitewater Limited Partnership. (1)

10.109 Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Whitewater Limited Partnership. (1)

10.110 First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Whitewater Limited Partnership. (1)

10.111 Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership. (1)

10.112 First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership. (1)

10.113 Letter Agreement dated April 21, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.114 Amended and Restated Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.115 Gas Transportation Agreement dated March 9, 1995 between Wisconsin Natural Gas Company and LSP-Whitewater Limited Partnership. (1) Partnership. (1)

10.116 Capacity Release and Gas Sales Agreement dated as of April 27, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership. (1)

10.117 First Amendment to Capacity Release and Gas Sales Agreement dated as of June 2, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership. (1)

10.118 Firm Throughput Service Agreement (Northern Contract #23479) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.119 Interruptible Throughput Service Agreement (Northern Contract #24200) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.120 Interruptible Throughput Service Agreement (Northern Contract #24201) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.121 Firm Deferred Delivery Service Agreement (Northern Contract #23282) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.122 Interruptible Deferred Delivery Service Agreement (Northern Contract #24202) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)

10.123 Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.124 Consent and Agreement dated as of May 1, 1995 among Wisconsin Electric Power Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.125 Consent and Agreement dated as of May 1, 1995 among Westinghouse Electric Corporation, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.
               (1)

10.126 Consent and Agreement dated as of May 1, 1995 among Westinghouse Operating Services Company, Inc., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.127 Consent and Agreement dated as of May 1, 1995 among State of Wisconsin, acting through the Department of Administration, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.128 Consent and Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.129 Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.130 Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.131 Consent and Agreement dated as of May 1, 1995 among Wisconsin Natural Gas Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.
               (1)

10.132 Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent.
               (1)

10.133 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Electric Corporation. (1)

10.134 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Operating Services Company, Inc.
               (1)

10.135 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Aquila Energy Marketing Corporation. (1)

10.136 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Natural Gas Clearinghouse. (1)

10.137 Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Northern Natural Gas Company. (1)

10.138 Easement dated May 11, 1995 granted by the University of Wisconsin-Whitewater to LSP-Whitewater Limited Partnership. (1)

10.139 Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.140 Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.141 Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.142 Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)

10.143         Easement dated June 2, 1995 granted by Joe C. Pattermann and June
               M. Pattermann to LSP-Whitewater Limited Partnership. (1)

10.144 Easement dated September 10, 1994 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership. (1)

10.145         Easement dated May 25, 1995 granted by John P. Hill and Rosalee
               K. Hill to LSP-Whitewater Limited Partnership. (1)

10.146 Easement dated June 1, 1994 granted by Mark D. Hoffmann to LSP-Whitewater Limited Partnership. (1)

10.147 Easement dated May 31, 1995 granted by Daniel L. Schwertfeger and Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership. (1)

10.148 Easement dated June 2, 1995 granted by Jerry C. Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership. (1)

10.149         Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T.
               Hagen to LSP-Whitewater Limited Partnership. (1)

10.150 Easement dated June 1, 1995 granted by Dean A. Cox and Maybell Cox to LSP-Whitewater Limited Partnership. (1)

10.151 Easement dated June 5, 1995 granted by John's Disposal Service, Inc. to LSP-Whitewater Limited Partnership. (1)

10.152 Easement dated June 12, 1995 granted by Greg Lurvey and Mark Lurvey to LSP-Whitewater Limited Partnership. (1)

10.153 Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.154 Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.155 Easement dated May 30, 1995 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.156 Easement dated May 30, 1995 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)

10.157 Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership. (1)

10.158 Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership. (1)


GRANITE POWER PARTNERS, L.P. AGREEMENTS

10.159 Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.160 Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.161 Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P. (1)

10.162 Assignment dated as of November 23, 1994 between Granite Power Partners L.P. and LSP-Whitewater Limited Partnership. (1)

10.163 Acknowledgment and Consent dated June 30, 1995 among Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)

10.164 Amendment to Participation Agreement dated as of June 29, 1995 between Tomen Power Corporation and Granite Power Partners, L.P.
               (1)

LSP-COTTAGE GROVE, INC. AGREEMENTS

10.165 Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, Inc. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.166 Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, Inc. (1)

LSP-WHITEWATER I, INC.  AGREEMENTS

10.167 Security Agreement dated as of May 1, 1995 between LSP-Whitewater I, Inc. and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.168 Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater I, Inc. (1)

10.169 Acknowledgment and Consent dated June 30, 1995 among Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)

LS POWER CORPORATION AGREEMENTS

10.170 Amended and Restated Limited Partnership Agreement of Granite Power Partners, L.P. dated January 16, 1992 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen. (1)

10.171 First Amendment to Amended and Restated Limited Partnership Agreement of Granite Power Partners, L.P. dated December 30, 1993 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen. (1)

CHANGE IN CONTROL EVENT AGREEMENTS

10.172 Assignment and Assumption Agreement dated as of March 20, 1998 between Cogentrix Energy, Inc. and LS Power Corporation. (5)

10.173 Pledge Agreement dated March 20, 1998 between Cogentrix Cottage Grove LLC and The Chase Manhattan Bank as Collateral Agent. (5)

10.174 Pledge Agreement dated March 20, 1998 between Cogentrix Whitewater LLC and The Chase Manhattan Bank as Collateral Agent.
               (5)

------------

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