Form 10-Q
period 2001-03-31
LS POWER FUNDING CORP
filed 2001-05-15
CIK 949486

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                        Commission File Number 33-95928


                          LS POWER FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               81-0502366
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                          LS POWER FUNDING CORPORATION
                            LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                     INDEX
                      TO THE QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                                Page
                                                                                ----

                                     PART I
                                     ------

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

                  Financial Statement Index                                      F-1

PART I/ITEM 1.    FINANCIAL STATEMENTS

         The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000, filed by Funding, and the Partnerships.


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

GENERAL

         Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater ("TPC Whitewater"), an affiliate of TPC Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

RESULTS OF OPERATIONS

Cottage Grove

         Operating revenues increased approximately 12.2% for the first quarter of 2001 as compared to the first quarter of 2000. This increase was primarily a result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices. The increase in service revenue was partially offset by a decrease in megawatt hours provided to the purchasing utility. The increase in commodity sales resulted primarily from an increase in remarketed fuel sales to third party purchasers which was also due to increased natural gas prices.

         Operating expenses increased approximately 25.6% for the first quarter of 2001 as compared to the first quarter of 2000. This increase was the result of increases in cost of services and commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. The increase in fuel expense was partially offset by a decrease in other operating expenses as a result of a decrease in megawatt hours provided to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Whitewater

         Operating revenues increased approximately 16.9% for the first quarter of 2001 as compared to the first quarter of 2000. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices, which was partially offset by a decrease in megawatt hours provided to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

         Operating expenses increased approximately 34.5% for the first quarter of 2001 as compared to the first quarter of 2000. This increase was primarily the result of increases in cost of services and commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices, which was partially offset by decreased megawatt hours sold to the purchasing utility. Commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

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

LIQUIDITY AND CAPITAL RESOURCES

Cottage Grove

         The principal components of operating cash flow for the three-month period ending March 31, 2001 were net income of $1.3 million, $0.1 million for amortization of debt issuance and financing costs and a net $3.9 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flow provided by operating activities of $5.2 million was primarily used to fund $4.5 million of restricted cash.

Whitewater

         The principal components of operating cash flow for the three-month period ended March 31, 2001 were net income of $1.3 million, $0.2 million for depreciation and amortization of debt issuance and financing costs, a net $4.3 million of cash provided by changes in other working capital assets and liabilities, and amortization of unearned lease income, net of minimum lease payments received of $0.3 million. Cash flow provided by operating activities of $6.1 million and a portion of the cash on hand at the beginning of the period of $0.4 million was primarily used to fund $6.5 million of restricted cash.

         A portion of the proceeds received by the Partnerships from the sale of the First Mortgage Bonds was used by the Partnerships to maintain a debt service reserve fund as required by certain financing documents. During 2001 and 2000, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The funds, currently equal to $6.8 million and $7.7 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a note receivable from affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

         In addition to funds received through the acquisition of the First Mortgage Bonds by Funding and through the receipt of equity contributions from each of TPC Cottage Grove and TPC Whitewater in 1997, in the respective amounts of $18.2 million for Cottage Grove and $20.6 million for Whitewater, each Partnership may each receive on its behalf certain letters of credit to be issued pursuant to a letter of credit facility which expires in June 2002. Each letter of credit facility provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

         In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At March 31, 2001, no amounts were outstanding under the working capital facilities.

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

         Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to meet the Partnership's obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

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

PART 2/ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  3.1    Certificate of Incorporation of LS Power Funding Corporation(1)
  3.2    Bylaws of LS Power Funding Corporation(1)
  3.3    Certificate of Limited Partnership of LSP-Cottage Grove, L.P.(1)
  3.4    Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power
         Partners, L.P. and TPC Cottage Grove, Inc.(1)
3.4.1    Amendment No. 1 to the Cottage Grove Partnership Agreement(2)
3.4.2    Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated
         Limited Partnership Agreement of LSP-Cottage Grove, L.P.(3)
3.4.3    Third Amendment, dated December 11, 1998, to the Amended and Restated
         Limited Partnership Agreement of LSP-Cottage Grove, L.P.(4)
  3.5    Certificate of Limited Partnership of LSP-Whitewater Limited Partnership(1)
  3.6    Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power
         Partners, L.P. and TPC Whitewater, Inc.(1)
3.6.1    Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated
         Limited Partnership Agreement of LSP-Whitewater Limited Partnership (3)
3.6.2    Second Amendment, dated December 11, 1998, to the Amended and Restated
         Limited Partnership Agreement of LSP-Whitewater Limited Partnership (3)
  4.1    Trust Indenture dated as of May 1, 1995 by and among LS Power Funding
         Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as Supplemented by the First
         Supplemental Indenture dated as of May 1, 1995 by and among LS Power
         Funding Corporation and IBJ Schroder Bank & Trust Company, as
         Trustee(1)
  4.2    Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as
         Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee)(1)
  4.3    Trust and Indenture dated as of May 1, 1995 by and among LSP-Whitewater
         Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee,
         with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among
         LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust
         Company, as Trustee) (1)
  4.4    Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co.
         Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P., and LSP-Whitewater Limited Partnership 1)
  4.5    Form of Senior Secured Bond (included in Exhibit 4.1)(1)
  4.6    Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2)(1)
  4.7    Form of Whitewater First Mortgage Bond (included in Exhibit 4.3)(1)

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


LS POWER FUNDING CORPORATION


By:   /s/ Thomas F. Schwartz
   ----------------------------------------------------------
   Name:    Thomas F. Schwartz
   Title:   Senior Vice President and Chief Financial Officer
            (Principal Financial and Accounting Officer)

Date:    May 15, 2001


LSP-COTTAGE GROVE, L.P.


By:   LSP-Cottage Grove, Inc.
Its:    General Partner


By:   /s/ Thomas F. Schwartz
   ----------------------------------------------------------
   Name:    Thomas F. Schwartz
   Title:   Senior Vice President and Chief Financial Officer
            (Principal Financial and Accounting Officer)

Date:    May 15, 2001


LSP-WHITEWATER LIMITED PARTNERSHIP


By:   LSP-Whitewater I, Inc.
Its:    General Partner


By:   /s/ Thomas F. Schwartz
   ----------------------------------------------------------
   Name:    Thomas F. Schwartz
   Title:   Senior Vice President and Chief Financial Officer
            (Principal Financial and Accounting Officer)

Date:    May 15, 2001

                          LS POWER FUNDING CORPORATION
                            LSP-COTTAGE GROVE, L.P.
                       LSP-WHITEWATER LIMITED PARTNERSHIP


                           FINANCIAL STATEMENT INDEX


                                                                                                          Page
                                                                                                          ----
LS POWER FUNDING CORPORATION

   Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                                  F-2
   Statements of Income for the Three Months Ended March 31, 2001 and 2000
     (unaudited)                                                                                          F-3
   Statements of Cash Flows for the Three Months Ended March 31,
     2001 and 2000 (unaudited)                                                                            F-4
   Notes to Condensed Financial Statements (unaudited)                                                    F-5

LSP-COTTAGE GROVE, L.P.

   Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                                  F-6
   Statements of Income for the Three Months Ended March 31, 2001 and 2000
     (unaudited)                                                                                          F-7
   Statements of Cash Flows for the Three Months Ended March 31,
     2001 and 2000 (unaudited)                                                                            F-8
    Notes to Condensed Financial Statements (unaudited)                                                   F-9

LSP-WHITEWATER LIMITED PARTNERSHIP

   Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                                  F-10
   Statements of Income for the Three Months Ended March 31, 2001 and 2000
     (unaudited)                                                                                          F-11
   Statements of Cash Flows for the Three Months Ended March
     31, 2001 and 2000 (unaudited)                                                                        F-12
   Notes to Condensed Financial Statements (unaudited)                                                    F-13

                          LS POWER FUNDING CORPORATION
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                             (dollars in thousands)


                                                                       MARCH 31,          DECEMBER 31,
                                                                         2001                2000
                                                                     -----------          ------------
                                                                     (Unaudited)
                                ASSETS
CURRENT ASSETS:
     Cash                                                              $      1            $      1
     Current portion of investment in First Mortgage Bonds                3,314               3,314
     Interest receivable on First Mortgage Bonds                          6,430                  --
                                                                       --------            --------
                                                                          9,745               3,315

INVESTMENT IN FIRST MORTGAGE BONDS                                      326,364             326,364
                                                                       --------            --------

       Total assets                                                    $336,109            $329,679
                                                                       ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of Senior Secured Bonds Payable                   $  3,314            $  3,314
     Interest payable on Senior Secured Bonds Payable                     6,430                  --
                                                                       --------            --------
                                                                          9,744               3,314

SENIOR SECURED BONDS PAYABLE                                            326,364             326,364
                                                                       --------            --------

                                                                        336,108             329,678

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000 shares authorized,
         100 shares issued and outstanding                                   --                  --
     Additional paid-in capital                                               1                   1
                                                                       --------            --------

       Total stockholders' equity                                             1                   1
                                                                       --------            --------

       Total liabilities and stockholders' equity                      $336,109            $329,679
                                                                       ========            ========


        The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                          LS POWER FUNDING CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
               For the Three Months Ended March 31, 2001 and 2000
                             (dollars in thousands)


                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                          2001                2000
                                                       ----------          ----------
INTEREST INCOME                                        $    6,430          $    6,472

INTEREST EXPENSE                                            6,430               6,472
                                                       ----------          ----------

NET INCOME                                             $       --          $       --
                                                       ==========          ==========

EARNINGS PER COMMON SHARE                              $       --          $       --
                                                       ==========          ==========

        The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                     LS POWER FUNDING CORPORATION
                 STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the Three Months Ended March 31, 2001 and 2000
                        (dollars in thousands)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                        2001                        2000
                                                                      --------                    --------

CASH PROVIDED BY OPERATING ACTIVITIES:

   Net cash flows provided by operating activities                    $     --                        $--
                                                                      --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash flows provided by investing activities                          --                          --
                                                                      --------                    --------

CASH PROVIDED BY FINANCING ACTIVITIES:

   Net cash flows used in financing activities                              --                          --
                                                                      --------                    --------

NET INCREASE (DECREASE) IN CASH                                             --                          --

CASH, beginning of period                                                    1                           1
                                                                      --------                    --------

CASH, end of period                                                   $      1                    $      1
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

                          LS POWER FUNDING CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2001 and the statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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

                             LSP-COTTAGE GROVE, L.P.
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (dollars in thousands)

                                                                    MARCH 31,       DECEMBER 31,
                                ASSETS                                2001              2000
                                                                    --------        ------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,957          $  1,212
     Restricted cash                                                   4,814               363
     Accounts receivable - trade                                       4,540             9,200
     Fuel inventories                                                    675               438
     Fuel held for resale                                                 --               610
     Spare parts inventories                                             536               536
     Other current assets                                                521               224
                                                                    --------          --------
        Total current assets                                          13,043            12,583

NET INVESTMENT IN LEASE                                              236,903           236,834

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
     amortization of $1,594 and $1,509, respectively                   5,528             5,613

NOTE RECEIVABLE FROM AFFILIATE                                         6,777             6,777

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                     1                 1
                                                                    --------          --------

        Total assets                                                $262,252          $261,808
                                                                    ========          ========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of first mortgage bonds payable                $  1,547          $  1,547
     Accounts payable                                                  3,180             5,440
     Accrued interest payable                                          3,002                --
     Other accrued expenses                                              114             1,725
                                                                    --------          --------
        Total current liabilities                                      7,843             8,712

FIRST MORTGAGE BONDS PAYABLE                                         152,369           152,369
                                                                    --------          --------

        Total liabilities                                            160,212           161,081

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                    102,040           100,727
                                                                    --------          --------

        Total liabilities and partners' capital                      $262,252          $261,808
                                                                    ========          ========


         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (dollars in thousands)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------
                                                                      2001                2000
                                                                    --------          -----------
OPERATING REVENUES:
     Lease revenue                                                  $  5,334          $  5,329
     Service revenue                                                   7,797             6,342
     Commodity sales                                                   1,578             1,416
     Other                                                               235               233
                                                                    --------          --------
                                                                      14,944            13,320

OPERATING EXPENSES:
     Cost of services                                                  8,832             7,259
     Commodity cost of sales                                           1,886             1,272
                                                                    --------          --------
                                                                      10,718             8,531

OPERATING INCOME                                                       4,226             4,789

NON-OPERATING INCOME (EXPENSE):
     Interest expense                                                 (3,099)           (3,090)
     Interest income                                                     186               163
                                                                    --------          --------


NET INCOME                                                          $  1,313          $  1,862
                                                                    ========          ========

         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (dollars in thousands)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                            2001                  2000
                                                                          ---------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   1,313           $   1,862
   Adjustments to reconcile net income to net
   cash provided by operating activities:
          Amortization of debt issuance and financing costs                      85                  60
          Amortization of unearned lease income                              (5,334)             (5,329)
          Minimum lease payments received                                     5,265               5,286
          Decrease in accounts receivable - trade                             4,660                 184
          Increase in accounts receivable - other                                --                (126)
          Decrease in fuel inventories                                          373               1,725
          Increase in spare parts inventories                                    --                 (16)
          Increase in other current assets                                     (297)                (92)
          Increase (decrease) in accounts payable                            (2,260)                599
          Increase in accrued interest payable                                3,002               3,021
          Decrease in accrued expenses                                       (1,611)               (372)
                                                                          ---------           ---------
   Net cash flows provided by operating activities                            5,196               6,802
                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Increase in restricted cash                                        (4,451)             (6,387)
                                                                          ---------           ---------
   Net cash flows used in investing activities                               (4,451)             (6,387)
                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash flows used in financing activities                                   --                  --
                                                                          ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       745                 415

CASH AND CASH EQUIVALENTS, beginning of period                                1,212                 957
                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                  $   1,957           $   1,372
                                                                          =========           =========


         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                             LSP-COTTAGE GROVE, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2001 and the statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at March 31, 2001, are as follows (dollars in thousands):

               Gross Investment in Lease         $501,225
               Unearned Income on Lease          (264,322)
                                                 --------
               Net Investment in Lease           $236,903
                                                 ========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (dollars in thousands)

                                                                           MARCH 31,       DECEMBER 31,
                                ASSETS                                       2001             2000
                                                                         -----------       ------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $  1,435          $  1,794
     Restricted cash                                                         6,861               372
     Accounts receivable - trade                                             5,912             7,483
     Accounts receivable - other                                               305             1,066
     Fuel inventories                                                          847               949
     Fuel held for resale                                                       --               607
     Spare parts inventories                                                   744               740
     Other current assets                                                      644               187
                                                                          --------          --------
        Total current assets                                                16,748            13,198

NET INVESTMENT IN LEASE                                                    262,661           262,940

GREENHOUSE FACILITY, net of accumulated
     depreciation of $1,478 and $1,369, respectively                         7,318             7,427

DEBT ISSUANCE AND FINANCING COSTS, net of
     accumulated amortization of $1,622 and $1,535, respectively             5,601             5,688

NOTE RECEIVABLE FROM AFFILIATE                                               7,739             7,739

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                           1                 1
                                                                          --------          --------

        Total assets                                                      $300,068          $296,993
                                                                          ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Current portion of first mortgage bonds payable                      $  1,767          $  1,767
     Accounts payable                                                          691               878
     Accrued interest payable                                                3,428                --
     Other accrued expenses                                                  4,520             5,996
                                                                          --------          --------
        Total current liabilities                                           10,406             8,641

FIRST MORTGAGE BONDS PAYABLE                                               173,995           173,995
                                                                          --------          --------
Total liabilities                                                          184,401           182,636

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:                                                         115,667           114,357
                                                                          --------          --------

        Total liabilities and partners' capital                           $300,068          $296,993
                                                                          ========          ========


         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                        STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (dollars in thousands)


                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                               2001               2000
                                                             --------           --------
OPERATING REVENUES:
     Lease revenue                                           $  5,754           $  5,864
     Service revenue                                            9,837              7,749
     Commodity sales                                            1,183                776
     Other                                                        304                225
                                                             --------           --------
                                                               17,078             14,614

OPERATING EXPENSES:
     Cost of services                                          10,579              8,361
     Commodity cost of sales                                    1,169                693
     Greenhouse                                                   689                194
                                                             --------           --------
                                                               12,437              9,248

OPERATING INCOME                                                4,641              5,366

NON-OPERATING INCOME (EXPENSE):
     Interest expense                                          (3,527)            (3,531)
     Interest income                                              196                261
                                                             --------           --------


NET INCOME                                                   $  1,310           $  2,096
                                                             ========           ========

         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (dollars in thousands)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------
                                                                            2001               2000
                                                                           -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 1,310           $ 2,096
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of debt issuance and financing costs                          87                72
     Depreciation                                                              109               100
     Amortization of unearned lease income                                  (5,754)           (5,864)
     Minimum lease payments received                                         6,033             6,009
     Increase (decrease) in accounts receivable - trade                      1,571              (535)
     Decrease in accounts receivable - other                                   761               555
     Decrease in fuel inventories                                              709               530
     Increase in spare parts inventories                                        (4)               (4)
     Increase in other current assets                                         (457)             (466)
     Decrease in accounts payable                                             (187)             (339)
     Increase in accrued interest payable                                    3,428             3,451
     Increase (decrease) in accrued expenses                                (1,476)            1,090
                                                                           -------           -------
   Net cash flows provided by operating activities                           6,130             6,695
                                                                           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                            (6,489)           (6,759)
                                                                           -------           -------
   Net cash flows used in investing activities                              (6,489)           (6,759)
                                                                           -------           -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                     --                --
                                                                           -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (359)              (64)

CASH AND CASH EQUIVALENTS, beginning of period                               1,794             1,446
                                                                           -------           -------

CASH AND CASH EQUIVALENTS, end of period                                   $ 1,435           $ 1,382
                                                                           =======           =======

         The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

                       LSP-WHITEWATER LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2001 and the statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000.

         The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

3.       SALES-TYPE CAPITAL LEASE

         The components of the net investment in lease at March 31, 2001 are as follows (dollars in thousands):

                Gross Investment in Lease                    $540,085
                Unearned Income on Lease                     (277,424)
                                                             --------
                Net Investment in Lease                      $262,661
                                                             ========

         Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".