Form 10-Q
period 2001-06-30
LS POWER FUNDING CORP
filed 2001-08-14
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2001

Commission File Number: 33-95928

LS Power Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0502366 (I.R.S. Employer Identification No.)

9405 Arrowpoint Boulevard
Charlotte, NC 28273
(704) 525-3800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

LSP-Cottage Grove, L.P.
LSP-Whitewater Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	81-0493289 81-0493287 (I.R.S. Employer Identification Numbers)

9405 Arrowpoint Boulevard
Charlotte, NC 28273
(704) 525-3800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]   No  [   ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2001

PART I		Page No.

Item 1.	Condensed Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART II

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

Financial Statement Index		F-1

PART I/ITEM 1.   CONDENSED FINANCIAL STATEMENTS

     The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While the management of LS Power Funding Corporation (“Funding”), LSP-Cottage Grove, L.P. (“Cottage Grove”) and LSP-Whitewater Limited Partnership (“Whitewater”), (Cottage Grove and Whitewater sometimes referred to herein individually as a “Partnership” and collectively as the “Partnerships”) believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000, filed by Funding, and the Partnerships.

PART I/ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                                OF OPERATIONS

     In addition to discussing and analyzing Funding and the Partnerships’ recent historical financial results and condition, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes statements concerning certain trends and other forward-looking information affecting or relating to Funding and the Partnerships which are intended to qualify for the protections afforded “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause Funding’s and the Partnerships’ actual results to differ materially from the forward-looking statements.

General

     Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the “Cottage Grove Facility”). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. (“Cogentrix Energy”). The other limited partner is TPC Cottage Grove, Inc. (“TPC Cottage Grove”) and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the “Whitewater Facility”, and collectively with the Cottage Grove Facility, the “Facilities”). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater (“TPC Whitewater”), an affiliate of TPC Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the “Power Purchase Agreement” and collectively, the “Power Purchase Agreements”). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company (“WEPCO”) pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company (“NSP”) pursuant to a 30-year Power Purchase Agreement which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

     The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a “sales-type” capital lease as described in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement’s terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e., executory costs).

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

Funding

     Funding was organized in June 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing the construction of the Facilities. Funding’s sole business activities are limited to maintaining its organization and activities necessary pursuant to the offering of the Senior Secured Bonds (defined below) and its acquisition of the First Mortgage Bonds (defined below) from the Partnerships.

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

Results of Operations

   Cottage Grove

     Operating revenues increased approximately 12.5% to $12.6 million for the second quarter of 2001 as compared to $11.2 million for the second quarter of 2000. This increase was primarily the result of an increase in service revenue which was partially offset by a decrease in commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices. The increase in service revenue was partially offset by a decrease in megawatt hours provided to the purchasing utility. The decrease in commodity sales was attributable to a lower volume of sales of remarketed fuel to third party purchasers which was partially offset by increased natural gas prices.

     Operating revenues increased approximately 12.2% to $27.5 million for the six months ended June 30, 2001 as compared to $24.5 million for the corresponding period of 2000 for the same reasons listed above for the quarter.

     Operating expenses increased approximately 17.6% to $8.0 million for the second quarter of 2001 as compared to $6.8 million for the second quarter of 2000. This increase was the result of an increase in cost of services which was partially offset by a decrease in commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of increased natural gas prices. The increase in fuel expense was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity cost of sales decreased due to a decrease in remarketed fuel sales to third party purchasers.

     Operating expenses increased approximately 22.2% to $18.7 million for the six-month period ended June 30, 2001 as compared to $15.3 million for the corresponding period of 2000. This increase was the result of an increase in cost of services. The increase in cost of services is attributable to an increase in fuel expense, a component of cost of services, as a result of increased natural gas prices. The increase in fuel expense was partially offset by a decrease in megawatt hours sold to the purchasing utility.

     Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

   Whitewater

     Operating revenues decreased approximately 15.1% to $12.9 million for the second quarter of 2001 as compared to $15.2 million for the second quarter of 2000. This decrease was primarily a factor of decreased availability of the facility as a result of a scheduled maintenance outage in the second quarter of 2001 that did not occur during the corresponding period in 2000.

     Megawatt hours produced by the facility for the six months ended June 30, 2001 were lower than for the same period in 2000. However, the variable energy rate charged to the purchasing utility was higher during the six months ended June 30, 2001 as compared to the same period in 2000. These two factors offset one another resulting in revenues remaining consistent for the six-month period ended June 30, 2001 as compared to the corresponding period of 2000.

     Operating expenses decreased approximately 20.5% to $7.0 million for the second quarter of 2001 as compared to $8.8 million for the second quarter of 2000. This decrease was mainly attributable to decreases in cost of services and greenhouse operating expenses. The decrease in cost of services was the result of a decrease in fuel expense, a component of cost of services, resulting from a decrease in megawatt hours sold to the purchasing utility. This decrease was partially offset by increased maintenance costs in 2001 for the scheduled outage which did not take place during the corresponding period in 2000. The decrease in expenses incurred by the greenhouse related to a decrease in production of greenhouse products.

     Operating expenses increased approximately 7.8% to $19.4 million for the six-month period ended June 30, 2001 as compared to $18.0 million for the corresponding period of 2000. This increase is primarily the result of increases in cost of services and commodity sales expense. The increase in cost of services resulted from increased maintenance costs, a component of cost of services, from the scheduled outage in the second quarter of 2001 which did not take place during the corresponding period in 2000. The increase in commodity sales expense increased due to an increase in remarketed fuel sales to third party purchasers.

     Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Liquidity and Capital Resources

   Cottage Grove

     The principal components of operating cash flow for the six-month period ending June 30, 2001 were net income of $3.0 million, $0.2 million for amortization of debt issuance and financing costs and a net $1.4 million of cash provided by changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.1 million. Cash flows provided by operating activities of $4.5 million and $0.4 million in funds released from escrow were primarily used to make partner distributions of $3.7 million, repay $0.8 million of First Mortgage Bonds and lend $0.2 million to an affiliate.

   Whitewater

     The principal components of operating cash flow for the six-month period ended June 30, 2001 were net income of $3.9 million, $0.4 million for depreciation and amortization of debt issuance and financing costs, a net $0.5 million of cash provided by changes in other working capital assets and liabilities, and amortization of unearned lease income, net of minimum lease payments received of $0.5 million. Cash flows provided by operating activities of $5.3 million and $0.4 million in funds released from escrow were primarily used to make partner distributions of $4.0 million, repay $0.9 million of First Mortgage Bonds and lend $0.3 million to an affiliate.

   Other Financial Information

     A portion of the proceeds received by the Partnerships from the sale of the First Mortgage Bonds was used by the Partnerships to maintain a debt service reserve fund as required by certain financing documents. During 2001 and 2000, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The funds, currently equal to $7.0 million and $8.0 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a note receivable from affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

     Each Partnership has a letter of credit facility which expires in June 2002 and provides for letters of credit in a face amount not to exceed $5,000,000 for Whitewater and $5,500,000 for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $500,000 letter of credit under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

     In order to provide for the Partnerships’ working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3,000,000 for each Partnership. At June 30, 2001, no amounts were outstanding under the working capital facilities.

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

     The Power Purchase Agreements are dispatchable contracts that provide the utilities the right to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership’s First Mortgage Bonds (which will be Funding’s sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility’s capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to rebate or reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

     Each Partnership presently believes that funds available from cash and investments on hand, restricted funds, operations and letter of credit and working capital facilities will be more than sufficient to meet the Partnership’s obligations as they come due, pay project debt service and make required contributions to project reserve accounts.

     As with any power generation facility, operation of the Facilities will involve certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation, or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and, consequently, Funding’s ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility’s lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective power purchaser to terminate its Power Purchase Agreement.

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

LS POWER FUNDING CORPORATION

By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2001

LSP-COTTAGE GROVE, L.P.

By: Its:	LSP-Cottage Grove, Inc. General Partner

By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2001

LSP-WHITEWATER LIMITED PARTNERSHIP

By: Its:	LSP-Whitewater I, Inc. General Partner

By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2001

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Financial Statement Index

LS POWER FUNDING CORPORATION
BALANCE SHEETS
June 30, 2001 and December 31, 2000
(dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$1	$1

Current portion of investment in First Mortgage Bonds	3,884	3,314

	3,885	3,315

INVESTMENT IN FIRST MORTGAGE BONDS	324,137	326,364

Total assets	$328,022	$329,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of Senior Secured Bonds payable	$3,884	$3,314

SENIOR SECURED BONDS PAYABLE	324,137	326,364

Total liabilities	328,021	329,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—

Additional paid-in capital	1	1

Total stockholders’ equity	1	1

Total liabilities and stockholders’ equity	$328,022	$329,679

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME (UNAUDITED)
For the Three Months and Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

INTEREST INCOME	$6,430	$6,472	$12,860	$12,944

INTEREST EXPENSE	6,430	6,472	12,860	12,944

NET INCOME	$—	$—	$—	$—

EARNINGS PER COMMON SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$—	$—	$—	$—

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Six Months Ended June 30,

	2001	2000

CASH PROVIDED BY OPERATING ACTIVITIES:

Receipt of principal on investment in First Mortgage Bonds	$1,657	$1,161

Repayment of Senior Secured Bonds	(1,657)	(1,161)

Net cash flows provided by operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash flows provided by investing activities	—	—

CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash flows provided by financing activities	—	—

NET INCREASE (DECREASE) IN CASH	—	—

CASH, beginning of period	1	1

CASH, end of period	$1	$1

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.   FINANCIAL STATEMENTS

     The balance sheet as of June 30, 2001, the statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared by LS Power Funding Corporation (“Funding”), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding’s financial position as of June 30, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000.

     The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding’s audited financial statements included in Funding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   ORGANIZATION

     Funding was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. (“Cottage Grove”) and LSP-Whitewater Limited Partnership (“Whitewater”) are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding’s sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

3.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements for the six months ended June 30, 2001.

LSP-COTTAGE GROVE, L.P.
BALANCE SHEETS
June 30, 2001 and December 31, 2000
(dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,380	$1,212

Restricted cash	—	363

Accounts receivable — trade	3,885	9,200

Fuel inventories	445	438

Fuel held for resale	—	610

Spare parts inventories	522	536

Other current assets	476	224

Total current assets	6,708	12,583

NET INVESTMENT IN LEASE	236,973	236,834

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,680 and $1,509, respectively	5,442	5,613

NOTE RECEIVABLE FROM AFFILIATE	6,988	6,777

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

Total assets	$256,112	$261,808

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:

Current portion of First Mortgage Bonds payable	$1,813	$1,547

Accounts payable	2,533	5,440

Other accrued expenses	389	1,725

Total current liabilities	4,735	8,712

FIRST MORTGAGE BONDS PAYABLE	151,329	152,369

Total liabilities	156,064	161,081

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	100,048	100,727

Total liabilities and partners’ capital	$256,112	$261,808

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME (UNAUDITED)
For the Three Months and Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

OPERATING REVENUES:

Lease revenue	$5,335	$5,331	$10,669	$10,660

Service revenue	7,156	5,205	14,953	11,547

Commodity sales	111	664	1,689	2,080

Other	—	—	235	233

	12,602	11,200	27,546	24,520

OPERATING EXPENSES:

Cost of services	7,909	6,103	16,741	13,362

Commodity cost of sales	112	662	1,998	1,934

	8,021	6,765	18,739	15,296

OPERATING INCOME	4,581	4,435	8,807	9,224

NON-OPERATING INCOME (EXPENSE):

Interest expense	(3,091)	(3,144)	(6,190)	(6,234)

Interest income	186	251	372	414

NET INCOME	$1,676	$1,542	$2,989	$3,404

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,989	$3,404

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of debt issuance and financing costs	171	160

Amortization of unearned lease income	(10,669)	(10,660)

Minimum lease payments received	10,530	10,572

Decrease in accounts receivable — trade	5,315	1,015

Increase in accounts receivable — other	—	(95)

Decrease in fuel inventories	603	1,498

Decrease (increase) in spare parts inventories	14	(16)

Increase in other current assets	(252)	(7)

Increase (decrease) in accounts payable	(2,907)	706

Decrease in accrued expenses	(1,336)	(357)

Net cash flows provided by operating activities	4,458	6,220

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in restricted cash	363	(58)

Net cash flows provided by (used in) investing activities	363	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on First Mortgage Bonds	(774)	(542)

Partner distributions	(3,668)	(5,758)

Increase in note receivable from affiliate	(211)	(192)

Net cash flows used in financing activities	(4,653)	(6,492)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168	(330)

CASH AND CASH EQUIVALENTS, beginning of period	1,212	957

CASH AND CASH EQUIVALENTS, end of period	$1,380	$627

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.   FINANCIAL STATEMENTS

     The balance sheet as of June 30, 2001 and the statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared by LSP-Cottage Grove, L.P. (the “Partnership”), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position as of June 30, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000.

     The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership’s audited financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   ORGANIZATION

     The Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the “Facility”). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the “Commercial Operations Date”). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc., (“Cottage Grove”), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC, (“Cogentrix Cottage Grove”). Cogentrix Cottage Grove and TPC Cottage Grove, Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. (“Cogentrix Energy”), a North Carolina corporation.

     The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation (“Funding”), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the “Senior Secured Bonds”) in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

     All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company, (the “Utility”) under a 30-year power purchase agreement (the “Power Purchase Agreement”). The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company (the “Steam Purchaser”) under a 30-year thermal energy sales agreement.

3.   SALES-TYPE CAPITAL LEASE

     The components of the net investment in lease at June 30, 2001, are as follows (dollars in thousands):

Gross Investment in Lease	$495,961

Unearned Income on Lease	(258,988)

Net Investment in Lease	$236,973

     Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
June 30, 2001 and December 31, 2000
(dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,313	$1,794

Restricted cash	—	372

Accounts receivable — trade	4,290	7,483

Accounts receivable — other	421	1,066

Fuel inventories	756	949

Fuel held for resale	—	607

Spare parts inventories	782	740

Other current assets	1,408	187

Total current assets	9,970	13,198

NET INVESTMENT IN LEASE	262,466	262,940

GREENHOUSE FACILITY, net of accumulated depreciation of $1,587 and $1,369, respectively	7,209	7,427

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,708 and $1,535, respectively	5,515	5,688

NOTE RECEIVABLE FROM AFFILIATE	7,980	7,739

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

Total assets	$293,141	$296,993

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILTIES:

Current portion of First Mortgage Bonds payable	$2,071	$1,767

Accounts payable	789	878

Other accrued expenses	3,257	5,996

Total current liabilities	6,117	8,641

FIRST MORTGAGE BONDS PAYABLE	172,808	173,995

Total liabilities	178,925	182,636

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	114,216	114,357

Total liabilities and partners’ capital	$293,141	$296,993

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME (UNAUDITED)
For the Three Months and Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

OPERATING REVENUES:

Lease revenue	$5,839	$5,861	$11,593	$11,725

Service revenue	5,030	7,306	14,867	15,055

Commodity sales	326	224	1,509	1,000

Greenhouse revenue	1,557	1,581	1,573	1,581

Other	99	195	403	420

	12,851	15,167	29,945	29,781

OPERATING EXPENSES:

Cost of services	6,032	7,511	16,611	15,872

Commodity cost of sales	326	222	1,495	915

Greenhouse	606	1,060	1,311	1,254

	6,964	8,793	19,417	18,041

OPERATING INCOME	5,887	6,374	10,528	11,740

NON-OPERATING INCOME (EXPENSE):

Interest expense	(3,514)	(3,571)	(7,041)	(7,102)

Interest income	200	285	396	546

NET INCOME	$2,573	$3,088	$3,883	$5,184

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,883	$5,184

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of debt issuance and financing costs	173	162

Depreciation	218	191

Amortization of unearned lease income	(11,593)	(11,725)

Minimum lease payments received	12,067	12,018

Decrease (increase) in accounts receivable — trade	3,193	(672)

Decrease in accounts receivable — other	645	3,905

Decrease in fuel inventories	800	131

Decrease (increase) in spare parts inventories	(42)	20

Decrease (increase) in other current assets	(1,221)	33

Decrease in accounts payable	(89)	(57)

Increase (decrease) in accrued expenses	(2,739)	1,093

Net cash flows provided by operating activities	5,295	10,283

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in restricted cash	372	(677)

Net cash flows provided by (used in) investing activities	372	(677)

CASH FLOWS FROM FINANCING ACTIVITIES Payment on First Mortgage Bonds	(883)	(619)

Partner distributions	(4,024)	(4,664)

Increase in note receivable from affiliate	(241)	(220)

Net cash flows used in financing activities	(5,148)	(5,503)

NET INCREASE IN CASH AND CASH EQUIVALENTS	519	4,103

CASH AND CASH EQUIVALENTS, beginning of period	1,794	1,446

CASH AND CASH EQUIVALENTS, end of period	$2,313	$5,549

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.   FINANCIAL STATEMENTS

     The balance sheet as of June 30, 2001 and the statements of income and cash flows for the three-month periods ended June 30, 2001 and 2000 have been prepared by LSP-Whitewater Limited Partnership (the “Partnership”), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position as of June 30, 2001 and the results of its operations and its cash flows for the six-month periods ended June 30, 2001 and 2000.

     The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership’s audited financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   ORGANIZATION

     LSP-Whitewater Limited Partnership is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the “Facility”). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the “Commercial Operations Date”). The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC (“Cogentrix Whitewater”). Cogentrix Whitewater and TPC Whitewater, Inc. are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix Whitewater is Cogentrix Energy, Inc. (“Cogentrix Energy”), a North Carolina Corporation.

     The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation (“Funding”), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities (the “Senior Secured Bonds”) in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership.

     The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company (“WEPCO” or, as the context requires, the “Utility”) pursuant to a 25-year power purchase agreement (the “Power Purchase Agreement”). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by the Partnership (collectively, the “Steam Purchasers”).

3.   SALES-TYPE CAPITAL LEASE

     The components of the net investment in lease at June 30, 2001 are as follows (dollars in thousands):

Gross Investment in Lease	$534,052

Unearned Income on Lease	(271,586)

Net Investment in Lease	$262,466

     Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.