Form 10-Q
period 2001-09-30
LS POWER FUNDING CORP
filed 2001-11-14
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes [ Ö ]       No[   ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2001

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

PART I/ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS

          In addition to discussing and analyzing Funding and the Partnerships' recent historical financial results and conditions, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Funding and the Partnerships that are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties that could cause Funding's and the Partnerships' actual results to differ materially from the forward-looking statements.

General

          Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC, are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC, are indirect subsidiaries of Cogentrix Energy. The other limited partner is TPC Whitewater ("TPC Whitewater"), an affiliate of TPC Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement, which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Results of Operations

     Cottage Grove

          Operating revenues decreased approximately 4.0% to $12.0 million for the third quarter of 2001 as compared to $12.5 million for the third quarter of 2000. This decrease was primarily the result of a decrease in service revenue. The decrease in service revenue resulted from a decrease in the variable energy rate charged to the purchasing utility and steam purchaser as a result of a decrease in natural gas prices. The decrease in the variable energy rate was partially offset by an increase in megawatt hours provided to the purchasing utility.

          Operating revenues increased approximately 6.8% to $39.5 million for the nine months ended September 30, 2001 as compared to $37.0 million for the corresponding period of 2000. This increase was the result of an increase in service revenue that was the result of an increase in the variable energy rate charged to the purchasing utility as a result of an increase in average natural gas prices. The increase in the variable energy rate was partially offset by a decrease in megawatt hours provided to the purchasing utility.

          Operating expenses decreased approximately 9.0% to $7.1 million for the third quarter of 2001 as compared to $7.8 million for the third quarter of 2000. This decrease was the result of a decrease in cost of services resulting from a decrease in fuel expense, a component of cost of services, as a result of decreased natural gas prices. The decrease in natural gas prices was partially offset by an increase in megawatt hours sold to the purchasing utility.

          Operating expenses increased approximately 11.7% to $25.8 million for the nine months ended September 30, 2001, as compared to $23.1 million for the corresponding period of 2000. This increase was primarily the result of an increase in cost of services. The increase in cost of services is attributable to an increase in fuel expense, a component of cost of services, as a result of increased average natural gas prices for the nine months ended September 2001 as compared to the corresponding period in 2000. The increase in natural gas prices was partially offset by a decrease in megawatt hours sold to the purchasing utility during the nine months ended September 2001, as compared to the corresponding period in 2000.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues decreased approximately 2.8% to $13.8 million for the third quarter of 2001 compared to $14.2 million for the third quarter of 2000. This decrease was primarily a result of a decrease in commodity sales partially offset by an increase in service revenue. Commodity sales decreased due to lower natural gas inventories being available for sale to third party purchasers. Service revenue increased due to an increase in megawatt hours sold to the purchasing utility offset by a decrease in natural gas prices.

          Operating revenues remained stable for the nine months ended September 30, 2001, as compared to the corresponding period of 2000. Megawatt hours sold to the purchasing utility for the nine months ended September 30, 2001, were lower than for the same period in 2000. However, the variable energy rate charged to the purchasing utility was higher during the nine months ended September 30, 2001, as compared to the same period in 2000. These two factors offset one another, resulting in operating revenues remaining consistent for the nine months ended September 30, 2001.

          Operating expenses did not significantly fluctuate for the third quarter of 2001 as compared to the third quarter of 2000. This was the result of a decrease in commodity cost of sales, which was partially offset by an increase in cost of services. The decrease in commodity cost of sales resulted from lower natural gas inventories being available for sale. The increase in cost of services resulted from an increase in megawatt hours provided to the purchasing utility which was partially offset by a decrease in natural gas prices.

          Operating expenses increased approximately 4.9% to $27.6 for the nine months ended September 30, 2001, as compared to $26.3 million for the corresponding period of 2000. The increase was primarily attributable to increases in cost of services and greenhouse expense, partially offset by a decrease in commodity cost of sales. The increase in cost of services was the result of an increase in natural gas prices, which was offset by a decrease in megawatt hours sold to the purchasing utility. Greenhouse expense increased due to an increase in normal production costs. The decrease in commodity sales expense related to lower natural gas inventories being available for sale to third party purchasers.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the nine-month period ending September 30, 2001, were net income of $4.9 million and a net $5.1 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $10.1 million were primarily used to fund $4.8 million of restricted cash, make partner distributions of $3.7 million and repay $0.8 million of First Mortgage Bonds.

     Whitewater

          The principal components of operating cash flow for the nine-month period ended September 30, 2001, were net income of $6.1 million and a net $4.5 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $11.9 million were primarily used to fund $7.4 million of restricted cash, make partner distributions of $4.0 million and repay $0.9 million of First Mortgage Bonds.

     Other Financial Information

          A portion of the proceeds received by the Partnerships from the sale of the First Mortgage Bonds was used by the Partnerships to maintain a debt service reserve fund, as required by certain financing documents. During 2001 and 2000, the Partnerships transferred the cash held in their debt service reserve funds to Cogentrix Energy. The funds, currently equal to $7.0 million and $8.0 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as a note receivable from affiliate. The receivables are backed by an irrevocable letter of credit issued on behalf of a subsidiary of Cogentrix Energy.

          Each Partnership has a letter of credit facility that expires in June 2002 and provides for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove, which may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. Cottage Grove has issued a $0.5 million letter of credit under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement.

          In order to provide for the Partnerships' working capital needs, the Partnerships have each entered into a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. At September 30, 2001, no amounts were outstanding under the working capital facilities.

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

Date:     November 14, 2001

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 14, 2001

LSP-WHITEWATER LIMITED PARTNERSHIP

By: LSP-Whitewater I, Inc.
Its: General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 14, 2001

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	3,884	3,314
Interest receivable on First Mortgage Bonds	6,400	-
	10,285	3,315

INVESTMENT IN FIRST MORTGAGE BONDS	324,137	326,364

Total assets	$ 334,422	$ 329,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds Payable	$ 3,884	$ 3,314
Interest payable on Senior Secured Bonds Payable	6,400	-
	10,284	3,314

SENIOR SECURED BONDS PAYABLE	324,137	326,364

	334,421	329,678

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized,
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1

Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$ 334,422	$ 329,679

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

INTEREST INCOME	$ 6,400	$ 6,451	$ 19,260	$ 19,395

INTEREST EXPENSE	6,400	6,451	19,260	19,395

NET INCOME	$ -	$ -	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -	$ -	$ -

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000

CASH PROVIDED BY OPERATING ACTIVITIES:

Receipt of principal on investment in First Mortgage Bonds	$ 1,657	$ 1,161
Repayment of Senior Secured Bonds	(1,657)	(1,161)
Net cash flows provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash flows provided by investing activities	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash flows used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, beginning of period	1	1

CASH, end of period	$ 1	$ 1

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2001, the statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000.

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

2.     ORGANIZATION

          Funding was established on June 23, 1995, as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota, and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each owns 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater.

3.     RECLASSIFICATIONS

          Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements for the nine months ended September 30, 2001.
LSP-COTTAGE GROVE, L.P.
BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,817	$ 1,212
Restricted cash	5,156	363
Accounts receivable - trade	2,951	9,200
Fuel inventories	871	438
Fuel held for resale	-	610
Spare parts inventories	520	536
Other current assets	340	224
Total current assets	11,655	12,583

NET INVESTMENT IN LEASE	237,045	236,834

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
amortization of $1,767 and $1,509, respectively	5,355	5,613

NOTE RECEIVABLE FROM AFFILIATE	6,988	6,777

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

Total assets	$ 261,044	$ 261,808

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of First Mortgage Bonds Payable	$ 1,813	$ 1,547
Accounts payable	2,357	5,440
Accrued interest payable	2,988	-
Other accrued expenses	556	1,725
Total current liabilities	7,714	8,712

FIRST MORTGAGE BONDS PAYABLE	151,329	152,369

Total liabilities	159,043	161,081

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL	102,001	100,727

Total liabilities and partners' capital	$ 261,044	$ 261,808

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

OPERATING REVENUES:
Lease revenue	$ 5,337	$ 5,331	$ 16,006	$ 15,991
Service revenue	6,324	6,650	21,278	18,196
Commodity sales	330	512	2,019	2,592
Other	-	-	235	233
	11,991	12,493	39,538	37,012

OPERATING EXPENSES:
Cost of services	6,693	7,267	23,434	20,629
Commodity cost of sales	387	512	2,385	2,446
	7,080	7,779	25,819	23,075

OPERATING INCOME	4,911	4,714	13,719	13,937

NON-OPERATING INCOME (EXPENSE):
Interest expense	(3,094)	(3,119)	(9,285)	(9,353)
Interest income	136	352	508	767

NET INCOME	$ 1,953	$ 1,947	$ 4,942	$ 5,351

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,942	$ 5,351
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	258	243
Amortization of unearned lease income	(16,006)	(15,991)
Minimum lease payments received	15,795	15,858
Decrease in accounts receivable - trade	6,249	1,314
Increase in accounts receivable - other	-	(112)
Decrease in fuel inventories	177	146
Decrease (increase) in spare parts inventories	16	(23)
Increase in other current assets	(116)	(33)
Increase (decrease) in accounts payable	(3,083)	1,346
Increase in accrued interest payable	2,988	3,012
Decrease in accrued expenses	(1,169)	(662)
Net cash flows provided by operating activities	10,051	10,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,793)	(4,230)
Net cash flows used in investing activities	(4,793)	(4,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on First Mortgage Bonds	(774)	(542)
Partner distributions	(3,668)	(5,758)
Increase in note receivable from affiliate	(211)	(192)
Net cash flows used in financing activities	(4,653)	(6,492)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	605	(273)

CASH AND CASH EQUIVALENTS, beginning of period	1,212	957

CASH AND CASH EQUIVALENTS, end of period	$ 1,817	$ 684

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2001, the statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2001, the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000.

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

2.     ORGANIZATION

          The Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove, Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995, as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155 million of First Mortgage Bonds issued simultaneously by the Partnership.

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

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2001, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$ 490,697 (253,652) $ 237,045

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     RECLASSIFICATIONS

          Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements for the nine months ended September 30, 2001.
LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,200	$ 1,794
Restricted cash	7,724	372
Accounts receivable - trade	3,676	7,483
Accounts receivable - other	408	1,066
Fuel inventories	1,061	949
Fuel held for resale	-	607
Spare parts inventories	783	740
Other current assets	247	187
Total current assets	15,099	13,198

NET INVESTMENT IN LEASE	262,268	262,940

GREENHOUSE FACILITY, net of accumulated
depreciation of $1,696 and $1,369, respectively	7,100	7,427

DEBT ISSUANCE AND FINANCING COSTS, net of
accumulated amortization of $1,797 and $1,535, respectively	5,426	5,688

NOTE RECEIVABLE FROM AFFILIATE	7,980	7,739

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

Total assets	$ 297,874	$ 296,993

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILTIES:
Current portion of First Mortgage Bonds Payable	$ 2,071	$ 1,767
Accounts payable	2,517	878
Accrued interest payable	3,412	-
Other accrued expenses	637	5,996
Total current liabilities	8,637	8,641

FIRST MORTGAGE BONDS PAYABLE	172,808	173,995
Total liabilities	181,445	182,636

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:	116,429	114,357

Total liabilities and partners' capital	$ 297,874	$ 296,993

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

OPERATING REVENUES:
Lease revenue	$ 5,835	$ 5,857	$ 17,427	$ 17,582
Service revenue	7,705	7,506	22,572	22,561
Commodity sales	66	425	1,576	1,425
Greenhouse revenue	173	193	1,746	1,774
Other	13	207	416	628
	13,792	14,188	43,737	43,970

OPERATING EXPENSES:
Cost of services	7,627	7,368	24,237	23,240
Commodity cost of sales	66	440	1,562	1,694
Greenhouse	508	425	1,819	1,340
	8,201	8,233	27,618	26,274

OPERATING INCOME	5,591	5,955	16,119	17,696

NON-OPERATING INCOME (EXPENSE):
Interest expense	(3,524)	(3,539)	(10,565)	(10,641)
Interest income	146	454	541	999

NET INCOME	$ 2,213	$ 2,870	$ 6,095	$ 8,054

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,095	$ 8,054
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	262	246
Depreciation	327	275
Amortization of unearned lease income	(17,427)	(17,582)
Minimum lease payments received	18,099	18,027
Decrease in accounts receivable - trade	3,807	43
Decrease in accounts receivable - other	658	4,136
Decrease (increase) in fuel inventories	495	(1,022)
Decrease (increase) in spare parts inventories	(43)	26
Decrease (increase) in other current assets	(60)	88
Increase (decrease) in accounts payable	1,639	(674)
Increase in accrued interest payable	3,412	-
Increase (decrease) in accrued expenses	(5,359)	1,013
Net cash flows provided by operating activities	11,905	12,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,352)	(7,046)
Net cash flows used in investing activities	(7,352)	(7,046)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Payment on First Mortgage Bonds	(883)	(619)
Partner distributions	(4,023)	(4,664)
Increase in note receivable from affiliate	(241)	(220)
Net cash flows used in financing activities	(5,147)	(5,503)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(594)	81

CASH AND CASH EQUIVALENTS, beginning of period	1,794	1,446

CASH AND CASH EQUIVALENTS, end of period	$ 1,200	$ 1,527

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2001, the statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000 and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000.

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

2.     ORGANIZATION

          LSP-Whitewater Limited Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC ("Cogentrix Whitewater"). Cogentrix Whitewater and TPC Whitewater, Inc. are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix Whitewater is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995, as a special purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota. On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177 million of First Mortgage Bonds issued simultaneously by the Partnership.

          The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005, and in the form of hot water to a greenhouse owned by the Partnership (collectively, the "Steam Purchasers").

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2001, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$ 528,020 (265,752) $ 262,268

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     RECLASSIFICATIONS

          Certain reclassifications have been made to the prior period financial statements to conform with the classification used in the financial statements for the nine months ended September 30, 2001.