Form 10-K
period 2001-12-31
LS POWER FUNDING CORP
filed 2002-04-01
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended
December 31, 2001

Commission File Number:  33-95928

LS Power Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0502366 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes [ Ö ]       No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP
Index To the Annual Report on Form 10-K

PART I
Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders
PART II
Item 5 Item 6. Item 7. Item 8. Item 9. ..

Market for Registrant's Common Equity and Related Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results
  of Operations
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure

PART III
Item 10. Item 11. Item 12. Item 13.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures Financial Statement Index Exhibits Index

PART I/ITEM 1. BUSINESS

Organization

     Cottage Grove

          LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which is an indirect, wholly-owned subsidiary of Cogentrix Energy, Inc. ("Cogentrix Energy"). Another indirect subsidiary of Cogentrix Energy and TPC Cottage Grove, Inc. ("TPC Cottage Grove"), a Delaware corporation, are the sole limited partners of Cottage Grove, owning approximately 72% and 27% limited partnership interests.

     Whitewater

          LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner"), which is also an indirect, wholly-owned subsidiary of Cogentrix Energy. Another indirect subsidiary of Cogentrix Energy and TPC Whitewater, Inc. ("TPC Whitewater"), a Delaware corporation, are the sole limited partners of Whitewater, owning approximately 73% and 26% limited partnership interests.

     Cogentrix Energy

          Cogentrix Energy is a closely held corporation which is principally engaged in the business of acquiring, developing, owning and operating electric power generation facilities primarily in the United States. Cogentrix Energy sells electricity and steam, principally under long-term power purchase and steam sales agreements. Cogentrix Energy currently owns - entirely or in part - a total of 24 electric generating plants in the United States and one in the Dominican Republic. Cogentrix Energy's 25 plants are designed to operate at a total production capability of approximately 5,294 megawatts. After taking into account Cogentrix Energy's part interests in the 18 plants that it does not wholly-own, which range from 1.6% to approximately 74.2%, its net equity interest in the total production capability of its 25 electric generating plants is approximately 2,896 megawatts. Cogentrix Energy currently operates 12 of its facilities, 10 of which were developed and constructed by Cogentrix Energy.

          Cogentrix Energy also has an ownership interest in and will operate three facilities currently under construction in Louisiana and Mississippi. Once these facilities begin operation, Cogentrix Energy will have ownership interests in a total of 27 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,730 megawatts. Cogentrix Energy's net equity interest in the total production capability of those 28 facilities will be approximately 4,924 megawatts.

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

          All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Power Purchaser") under a 30-year power purchase agreement (the "Cottage Grove Power Purchase Agreement") which runs through October 2027. The thermal energy generated by the Cottage Grove Facility is sold in the form of steam to 3M under a 30-year steam supply agreement. Natural gas for the Cottage Grove Facility is purchased pursuant to 20-year contracts with Dynegy Marketing and Trade (formerly Natural Gas Clearinghouse) ("Dynegy") and Aquila Energy Marketing Corporation ("Aquila"), a subsidiary of UtiliCorp United Inc. ("UtiliCorp"). Interstate gas transportation is provided by Northern Natural Gas Company ("Northern Natural"), and local gas transportation is provided by Peoples Natural Gas Company ("Peoples"), a division of UtiliCorp, each pursuant to a 20-year contract subject to a 10-year renewal option. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Cottage Grove Facility is designed to operate as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder.

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

          Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Power Purchaser") pursuant to a 25-year power purchase agreement expiring in September 2022, as amended (the "Whitewater Power Purchase Agreement" and, collectively with the Cottage Grove Power Purchase Agreement, the "Power Purchase Agreements"). Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Whitewater Facility is provided in the form of steam to the University of Wisconsin-Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by Whitewater and located adjacent to the Whitewater Facility (the "Greenhouse"). Natural gas for the Whitewater Facility is purchased pursuant to 20-year contracts with Dynegy and Aquila. Interstate gas transportation is provided by Northern Natural pursuant to a 20-year contract subject to a 10-year renewal option, and local gas transportation is provided by Wisconsin Natural Gas Company ("WNG") pursuant to a 25-year contract with two five-year renewal options. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Whitewater Facility is designed to operate as a QF under PURPA and the regulations promulgated thereunder.

Project Management

          Cogentrix Energy provides certain management and administration services to the Partnerships. See Part III/Item 13 - "Certain Relationships and Related Transactions".

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

          On March 16, 1999, each Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Cottage Grove and Whitewater each made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to $320,000. Each O&M Agreement has been replaced with a substantially similar agreement. The new operations and maintenance agreements were executed with LSP-Whitewater I, Inc. and LSP-Cottage Grove, Inc., respectively.

     Parts Agreements

          Cottage Grove and Whitewater each has a parts agreement (a "Parts Agreement" and collectively, the "Parts Agreements") with Westinghouse Electric Corporation ("Westinghouse Electric"). Under each Parts Agreement, Westinghouse Electric provides a spare set of certain major combustion turbine parts (including combustors, fuel nozzles, transitions, turbine blades and vanes and various other items), and repairs or replaces specified parts during certain scheduled and unscheduled outages of the related Facility. Pursuant to each Parts Agreement, which expires at the earlier of (i) completion of the first scheduled major inspection of the applicable Facility or (ii) 15 years after provisional acceptance of the related Facility, Westinghouse Electric is paid an annual fee of $976,833 (subject to an inflation adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) for 12 years. In addition, Westinghouse Electric provides certain Westinghouse Electric parts at a discount from the list price for the life of the related Facility and repairs certain parts at cost plus a certain percentage markup for the duration of the financing of such Facility.

Greenhouse

          Whitewater has an operational services agreement (the "Greenhouse Operational Services Agreement") with FloriCulture, Inc. ("FloriCulture"), an affiliate of Whitewater, which operates the Greenhouse for the benefit of Whitewater.

          Under the terms of the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 16% of Floriculture's net profit. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022.

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

          Subject to certain limitations, the capacity payments from WEPCO may be reduced to the extent that WEPCO's senior debt instruments are downgraded by any two of Standard & Poor's Corporation, Moody's Investors Service, Inc. and Duff & Phelps as a result of WEPCO's long-term power purchase obligations under the Whitewater Power Purchase Agreement. So long as Whitewater's First Mortgage Bonds are outstanding, the reduction may not exceed the level necessary to cause Whitewater's debt service coverage ratio to be less than 1.4 in any month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After Whitewater's First Mortgage Bonds have been repaid, the reduction may not exceed 50% of Whitewater's revenues minus expenses. The amount of the reductions precluded by application of the above limitations will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at the base or prime lending rate set from time to time by The Chase Manhattan Bank, N.A. or its successor. Accrued tracking account obligations are to be repaid when possible, subject to the limitations described above, or may be applied to WEPCO's purchase of the Whitewater Facility at the expiration of the Whitewater Power Purchase Agreement.

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

          Whitewater has agreed to reimburse the DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. Whitewater has also agreed to pay the annual costs to maintain the back-up boiler in a standby mode. During the years ended December 31, 2001 and 2000, no additional amounts were paid for repair of the boiler. During the year ended December 31, 1999, a nominal amount was paid for repair of the boiler.

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

          Under the Whitewater Northern Agreements, Northern Natural agrees to provide 30,400 MMBtu/day of firm capacity for the transportation of gas from the Demarcation Point to the Whitewater TBS. Northern Natural has also agreed to construct, maintain and own the Whitewater TBS and other facilities necessary to effectuate the services described above. As a contribution toward the cost of these facilities, Whitewater made a payment to Northern Natural of $2,500,000. In order to secure its payment obligations under the Whitewater Northern Agreements, if the rating on the Senior Secured Bonds falls below investment grade, Whitewater will be required to obtain a guarantee or a letter of credit from an investment grade entity.

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

          Whitewater has an agreement, as amended, with Wisconsin Power & Light Company ("WP&L") which provides WP&L with the ability to purchase a portion of Whitewater's daily gas supply and interstate transportation capacity in return for the payment of a monthly fee to Whitewater and reimbursement of Whitewater's incremental costs (the "WP&L Agreement"). The WP&L Agreement permits WP&L to purchase from Whitewater up to 15,000 MMBtu/day of gas and up to 10,400 MMBtu/day of interstate transportation capacity, not to exceed in the aggregate 508,000 MMBtu/year of combined gas and transportation capacity. In consideration therefore, WP&L pays Whitewater a monthly fee of $58,500 and the incremental costs incurred for replacement gas or fuel oil, including transportation. The term of the WP&L Agreement expires in October 2002 with the option to extend an additional year.

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

          The Energy Policy Act of 1992 (the "Policy Act") expands certain exemptions previously available under PURPA and provides for the ability of independent power producers to compete in a non-regulated fashion without having to qualify as QFs under PURPA. In addition, over the last several years, various state utility commissions have opened the electric generation and sales market to competition not only from QFs but to non-QF independent power producers and competitive proposals from other utilities and power marketers. These developments have often required that independent power projects must now be viewed as "least-cost" with such a showing being demonstrated through a competitive procurement process, such as those which resulted in the selection of the Cottage Grove Facility and Whitewater Facility.

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

          The Partnerships expect the Facilities to continue to meet all of the criteria required for designation as QFs under PURPA. If either Facility were to fail to meet such criteria, the related Partnership may become subject to regulation under PUHCA (but see discussion under "PUHCA" below), the FPA and state utility laws.

     PUHCA

          PUHCA provides that any corporation, partnership or other entity, or organized group of persons which owns, controls or holds with power to vote 10% or more of the outstanding voting securities, or controlling influence over the management, of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the United States Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is issued. PUHCA requires registration for a non-exempt holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a registered holding company and the public utility company, which is a subsidiary of a registered holding company under PUHCA, is subject to financial, organizational and rate regulation, including approval by the Commission of its financing transactions.

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

          Clean Air Act. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities, as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly built sources. The Facilities we operate are in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments. The 1990 Amendments attempt to reduce emissions from existing sources - particularly large, older facilities that were exempted from certain regulations under the original Clean Air Act.

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

          The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because the Facilities were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to the Partnerships under the 1990 Amendments at the Facilities is expected to be minimal. The costs of applying for and obtaining operating air permits are not anticipated to be significant. Both Partnerships have applied for Title V permits.

          The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as the Facilities. Studies of the emissions from such facilities have been submitted to Congress. The EPA is expected to regulate mercury emissions from coal-fired power plants only on or before December 15, 2004. It is not expected that these regulations will apply to the Partnerships.

          In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter: less than 25 microns in diameter - PM-2.5. These new standards were affirmed by the Supreme Court in February 2001 and when finally implemented by the EPA will likely increase the number of nonattainment areas for both ozone and PM-2.5. If the Facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology.

          In October 1998, the EPA issued a final rule addressing the regional transport of ground-level ozone across state boundaries to the eastern United States through NOx emissions reduction. The rule focuses on such reductions in the eastern United States, requiring 22 states and the District of Columbia to submit revised "state implementation plans" ("SIPs") by September 1999 and have NOx emission controls in place by May 2003 (the " NOx SIP Call"). In March 2000, a federal appeals court upheld the NOx SIP Call rule. In March 2001, the Supreme Court declined to hear an appeal of this ruling.

          In December 1999, the EPA issued a final rule requiring reductions of NOx emissions from 392 generating and other facilities in 12 Eastern and Midwestern States by May of 2003. This rule responds to petitions by Northeastern States under CAA Section 126 for controls on upwind NOx emission sources, which the states demonstrated prevents them from attaining the ozone ambient standard. The Section 126 rule is an alternative to the NOx SIP Call rule and is very similar in structure. A January 2002 EPA memorandum discusses EPA's intent to harmonize the compliance dates for the NOx SIP Call and the Section 126 Rule. It is EPA's intent to establish May 31, 2004 as the compliance date for all affected sources, subject to the completion of EPA's response to the related court decision. As a result, the complaince date has been delayed until the 2004 ozone season and there is an expected date certain. The Facilities are not expected to be subject to these rules.

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

          The Kyoto Protocol. In 1998, the Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the United States, committing to reductions in greenhouse gas emissions of at least 7% below 1990 levels to be achieved by 2008-2012. The United States Senate must ratify the agreement for the protocol to take effect. In March 2001, the EPA announced that the United States would not be implementing the Kyoto Protocol in its present form. In February 2002, the Bush Administration announced a series of voluntary measures aimed at reducing the amount of greenhouse gas emissions. The effects on the Partnerships from these initiatives are unknown at this time.

          The Bush Administration is developing, and several members of Congress have introduced, multi-pollutant emission reduction legislation aimed at power plants. This new legislation would be designed to replace existing permitting programs and impose new emission limits and related requirements on power plants for NOx, SO2, mercury and, potentially, carbon dioxide. We cannot determine whether this new multi-pollutant approach to regulating power plants will become law and, if so, its effect on future emission reduction requirements on the facilities.

          Clean Water Act. The Facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the Facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System ("NPDES") permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. The Facilities have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, the Partnerships do not anticipate more stringent monitoring requirements for the Facilities. We believe that we are in compliance with applicable discharge requirements under the Clean Water Act.

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

          The EPA is currently developing new regulatory requirements under the NPDES permit program for new and existing facilities that employ a cooling water intake structure. None of the Facilities are directly affected by this new EPA initiative.

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

Employees

          Funding and the Partnerships have no employees and do not anticipate having any employees in the future. Each Partnership and each General Partner has a management services agreement which provides for Cogentrix Energy to perform management services for each Partnership and each General Partner. See Part III, Item 13 - "Certain Relationships and Related Transactions". In addition, each of the Cottage Grove and Whitewater Facilities is operated by LSP-Cottage Grove, Inc. and LSP-Whitewater I, Inc., respectively, pursuant to the O&M Agreements.

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

PART I/ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II/ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          There is no established public market for Funding's common stock. Funding has 1,000 authorized with 100 issued and outstanding shares of common stock, $0.01 par value per share, 50 shares of which are owned by each Partnership. All of the equity interests in the Partnerships are held by the partners of the Partnerships and, therefore, there is no established public market for the equity interests in the Partnerships.

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

Statements of Income Data (dollars in thousands):
For the Years Ending December 31, 2001 2000 1999 1998 1997
Funding: Interest income Interest expense Net income	$25,660 25,660 $ -	$25,846 25,846 $ -	$25,886 25,886 $ -	$25,886 25,886 $ -	$25,886 25,886 $ -
Cottage Grove: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense, net Net income	$50,826 31,823 19,003 - (11,774) $ 7,229	$55,349 37,473 17,876 185 (11,706) $ 6,355	$44,726 25,772 18,954 4,022 (11,465) $11,511	$44,800 25,063 19,737 - (11,246) $ 8,491	$10,738 5,851 4,887 87,056 (2,725) $89,218
Whitewater: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense and other, net Net income	$56,576 34,710 21,866 - (13,417) $ 8,449	$62,738 40,060 22,678 180 (13,107) $ 9,751	$51,494 28,393 23,101 2,235 (13,166) $12,170	$51,326 29,320 22,006 - (13,096) $ 8,910	$13,348 7,747 5,601 97,042 (3,641) $99,002

Balance Sheets Data (dollars in thousands):
December 31, 2001 2000 1999 1998 1997
Funding: Current assets Total assets Current liabilities Total long-term debt Stockholders' equity	$ 4,561 326,365 4,560 321,804 1	$ 3,315 329,679 3,314 326,364 1	$ 2,323 332,001 2,322 329,678 1	$ 1 332,001 - 332,000 1	$ 1 332,001 - 332,000 1
Cottage Grove: Unrestricted current assets Restricted cash Net investment in lease Total assets Current liabilities Total long-term debt Partners' capital	$ 7,349 61 237,118 257,180 4,025 150,240 102,915	$ 11,823 363 236,834 261,808 8,712 152,369 100,727	$ 8,172 244 236,655 257,595 3,273 153,916 100,406	$ 9,320 7,827 235,566 265,012 7,808 155,000 102,204	$ 18,791 11,475 234,034 270,818 8,432 155,000 107,386
Whitewater: Unrestricted current assets Restricted cash Net investment in lease Total assets Current liabilities Total long-term debt Partners' capital	$ 9,810 61 262,064 292,827 5,945 171,564 115,318	$ 12,278 372 262,940 296,993 8,641 173,995 114,357	$ 13,593 253 263,540 298,740 8,811 175,762 114,167	$ 9,514 6,289 263,048 300,265 9,150 177,000 114,115	$ 17,402 13,752 262,072 308,115 11,556 177,000 119,559

PART II/ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

          The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements described in Part I/Item 1 - "Business - Sale of Capacity and Electricity" meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of the respective Power Purchase Agreement terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e. executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the utility and to a lesser extent the level of thermal energy required by the steam hosts.

Results Of Operations - 2001

     Cottage Grove

          Operating revenues for the years ended December 31, 2001 and 2000 consisted primarily of lease revenue of approximately $21.3 million for both years, and service revenue of $26.0 million and $29.5 million, respectively. While lease revenues remained consistent between the two years, service revenue decreased 11.9% as a result of a decrease in megawatt hours provided to the purchasing utility, which was partially offset by an increase in the variable energy rate charged to the purchasing utility and steam purchaser. The increase in the variable energy rate was the result of an increase in natural gas prices. Commodity sales, another component of operating revenues, decreased 26.5% for the year ended December 31, 2001 as compared to the corresponding period of 2000. This decrease resulted from a decrease in remarketed fuel sales to third party purchasers.

          Operating expenses for the years ended December 31, 2001 and 2000 consisted primarily of costs of services of $28.4 million and $33.2 million, respectively. Cost of services decreased 14.5% for the year ended December 31, 2001 as compared to the corresponding period of 2000. This decrease was the result of a decrease in megawatt hours sold to the purchasing utility, which was partially offset by an increase in fuel expense. The increase in fuel expense was the result of an increase in natural gas prices. Commodity cost of sales expense, another component of operating expenses, decreased 21.0% due to a decrease in remarketed fuel sales to third party purchasers.

          Interest expense of approximately $12.4 million and $12.5 million for the years ended December 31, 2001 and 2000, respectively, consisted primarily of interest expense on the First Mortgage Bonds and the amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues for the years ended December 31, 2001 and 2000 consisted primarily of lease revenue of approximately $23.3 million and $23.4 million, respectively, and service revenue of approximately $28.5 million and $33.8 million, respectively. While lease revenues remained consistent between the two years, service revenue decreased 15.7% as a result of a decrease in megawatt hours sold to the purchasing utility, which was partially offset by an increase in the variable energy rate charged to the purchasing utility and steam purchaser. The increase in variable energy rate was the result of an increase in natural gas prices.

          Operating expenses for the years ended December 31, 2001 and 2000 consisted primarily of costs of services of $30.6 million and $35.5 million, respectively. Cost of services decreased 13.8% for the year ended December 31, 2001 as compared to the corresponding period of 2000. This change was the result of a decrease in the megawatt hours sold to the purchasing utility, which was partially offset by an increase in fuel expense resulting from an increase in natural gas prices.

          Interest expense of approximately $14.1 million and $14.2 million for the years ended December 31, 2001 and 2000, respectively, consisted primarily of interest expense on the First Mortgage Bonds and the amortization costs incurred to issue the bonds.

Results Of Operations - 2000

     Cottage Grove

          Operating revenues for the years ended December 31, 2000 and 1999 consisted primarily of lease revenue of approximately $21.3 million for both years and service revenue of $29.5 million and $19.6 million, respectively. While lease revenues remained consistent between the two years, service revenue increased 50.5% as a result of an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in rate was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity sales, another component of operating revenues, increased 19.4% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This increase resulted from an increase in remarketed fuel sales to third party purchasers.

          Operating expenses for the years ended December 31, 2000 and 1999 consisted primarily of costs of services of $33.2 million and $22.4 million, respectively. Cost of services increased 48.2% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This change was the result of an increase in fuel expense as a result of an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity cost of sales expense, another component of operating expenses, increased 29.4% due to an increase in remarketed fuel sales to third party purchasers.

          Interest expense of approximately $12.5 million for the years ended December 31, 2000 and 1999 consisted primarily of interest expense on the First Mortgage Bonds and the amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues for the years ended December 31, 2000 and 1999 consisted primarily of lease revenue of approximately $23.4 million for both years and service revenue of approximately $33.8 million and $24.3 million, respectively. While lease revenues remained consistent between the two years, service revenue increased 39.1% as a result of an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. This increase in rate was partially offset by a decrease in megawatt hours sold to the purchasing utility.

          Operating expenses for the years ended December 31, 2000 and 1999 consisted primarily of costs of services of $35.5 million and $25.4 million, respectively. Cost of services increased 39.8% for the year ended December 31, 2000 as compared to the corresponding period of 1999. This change was the result of an increase in fuel expense as a result of an increase in natural gas prices which was partially offset by a decrease in megawatt hours sold to the purchasing utility.

          Interest expense of approximately $14.2 million for the years ended December 31, 2000 and 1999 consisted primarily of interest expense on the First Mortgage Bonds and the amortization costs incurred to issue the bonds.

Facility Construction

     Cottage Grove

          In November 1999, Cottage Grove and Westinghouse Electric, the Facility's construction contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove and Westinghouse Electric pursuant to the original Cottage Grove turnkey construction contract. The final settlement of the construction contract provided for a payment to Westinghouse Electric of approximately $1.0 million from funds available in Cottage Grove's construction retainage account. Westinghouse Electric had also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove, in turn, acknowledged that final acceptance was deemed to have occurred. During 1999, the value of the existing letter of credit provided in lieu of cash retainage was decreased from $5.4 million to $2.5 million. Upon the release of the remaining construction retainage account and settlement of approximately $0.4 million of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $4.0 million during the year ended December 31, 1999.

          During the year ended December 31, 2000, Cottage Grove agreed to release Westinghouse Electric from performing certain repairs agreed to under the 1999 settlement and reduced the existing letter of credit from $2.5 million to $2.0 million. In exchange, Westinghouse Electric paid Cottage Grove approximately $0.2 million which the Partnership recorded as an additional gain on sales-type capital lease during the year ended December 31, 2000.

     Whitewater

          In November 1999, Whitewater and Westinghouse Electric, the Facility's construction contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Whitewater and Westinghouse Electric pursuant to the original Whitewater turnkey construction contract. The final settlement of the construction contract provided for a payment to the Westinghouse Electric of approximately $3.0 million from funds available in Whitewater's construction retainage account. Westinghouse Electric has also agreed to extend various warranty periods and perform various repairs and inspections. Whitewater, in turn, acknowledged that final acceptance was deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage was reduced from $5.6 million to $2.5 million. Upon the release of the remaining construction retainage account and settlement of approximately $0.4 million of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $2.2 million during the year ended December 31, 1999.

          During the year ended December 31, 2000, Whitewater agreed to release Westinghouse Electric from performing certain repairs agreed to under the 1999 settlement and reduced the existing letter of credit from $2.5 million to $2.0 million. In exchange, Westinghouse Electric paid Whitewater approximately $0.2 million which the Partnership recorded as an additional gain on sales-type capital lease during the year ended December 2000.

Liquidity And Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the year ended December 31, 2001 were net income of $7.2 million, a $0.3 million adjustment for amortization of debt issuance and financing costs which were offset by a net $1.2 million of cash used by changes in other working capital assets and liabilities and the amortization of unearned lease income, net of minimum lease payments received of $0.3 million. Cash flow provided by operating activities of $6.0 million was primarily used to make partner distributions of $5.0 million, and repay $1.5 million of First Mortgage Bonds.

     Whitewater

          The principal components of operating cash flow for the period ended December 31, 2001 were net income of $8.4 million, a $0.8 million adjustment for depreciation and amortization of debt issuance and financing costs, and minimum lease payments received, net of amortization of unearned lease income of $0.9 million which were offset by a net $1.3 million of cash used by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $8.8 million was primarily used to make partner distributions of $7.5 million, and repay $1.8 million of First Mortgage Bonds.

          On February 4, 2002, Whitewater experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $8,600,000 of which $7,600,000 is expected to be covered under our insurance policy. Management expects that our portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely effect Whitewater's ability to meet its First Mortgage Bond obligations.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as required by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at December 31, 2001, equal to $7.0 million and $8.0 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy, Inc.

          Each Partnership maintains a letter of credit facility which expires in June 2002 which provides for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove, that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of December 31, 2001, a $0.5 million letter of credit is outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and no amounts are outstanding under the Whitewater letter of credit facility.

          In order to provide for the Partnerships' working capital needs, each Partnership maintains a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. No amounts were outstanding under the working capital facilities as of December 31, 2001.

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

          As with any power generation facility, operation of the Facilities involves certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and consequently Funding's ability to make payments of principal of and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective Power Purchaser to terminate its Power Purchase Agreement.

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

          The following table sets forth the names and positions of the directors and executive officers of each General Partner. Each of these individuals was elected or appointed to his position on March 15, 2001. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the board of directors.

Name	Age	Officer Position
Mark F. Miller (Director) Thomas F. Schwartz Bruno R. Dunn (Director) Dennis W. Alexander Benjamin B. Abedine (Director)	47 40 51 55 48	President and Chief Operating Officer Senior Vice President and Chief Financial Officer Senior Vice President - Operations Senior Vice President - General Counsel and Secretary -

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

          Bruno R. Dunn has been Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and products company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste to energy and cogeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

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

Name	Age	Officer Position
Mark F. Miller (Director) Thomas F. Schwartz Bruno R. Dunn (Director) Dennis W. Alexander Dean A. Christiansen (Director)	47 40 51 55 42	President and Chief Operating Officer Senior Vice President and Chief Financial Officer Senior Vice President - Operations Senior Vice President - General Counsel and Secretary -

          For biographical information on each of the above listed persons other than Mr. Christiansen, see "-Directors and Executive Officers of the General Partners" above.

          Dean A. Christiansen is President of Lord Securities Corporation of New York, NY, which provides third-party financial services in support of asset securitization and structured finance transactions through conduit administration, independent governance services, and ownership and management of special purpose entities formed in connection with the issuance of commercial paper and other forms of securitized debt. Prior to joining Lord Securities Corporation, in 1990 he founded Acacia Capital, Inc., a New York City based corporate finance advisory firm. Mr. Christiansen is a 1983 graduate of the University of Notre Dame with a degree in Government, and his additional academics include four years of Aerospace Engineering and one year of Biblical studies. Mr. Christiansen serves as a member of the board of directors of Structural Concepts Corporation of Muskegon, Michigan, is on the board of advisors of Asia Capital Group, Ltd. of New York and Beijing, China, and is a member of the board of directors of Capital Markets Engineering & Trading, LLC of New York. Mr. Christiansen is series 7, series 63, and series 24 registered.

PART III/ITEM 11.   EXECUTIVE COMPENSATION

          None of the officers or directors of Funding or the General Partners has received or, it is anticipated, will receive compensation for their services from Funding or from the General Partners except that Lord Securities is paid a fee for providing the services of Mr. Abedine and Mr. Christiansen. The directors and executive officers of Cogentrix Energy are compensated by Cogentrix Energy and are not entitled to any direct compensation from the Partnerships. However, Cogentrix Energy is paid a management fee and is reimbursed for certain expenses by the Partnerships as described under Part III/Item 13 - "Certain Relationships and Related Transactions".

PART III/ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                        MANAGEMENT

          The following information is given with respect to the partnership interests in LSP-Cottage Grove, L.P.:

Title of Class	Name of Beneficial Owner	Nature of Ownership	Percentage Interest
General Partnership Interest Limited Partnership Interest Limited Partnership Interest	LSP-Cottage Grove, Inc. Cogentrix Cottage Grove, LLC TPC Cottage Grove, Inc.	General Partner Limited Partner Limited Partner	1.00% 72.22 26.78 100.00%

          The following information is given with respect to the partnership interests in LSP-Whitewater Limited Partnership:

Title of Class	Name of Beneficial Owner	Nature of Ownership	Percentage Interest
General Partnership Interest Limited Partnership Interest Limited Partnership Interest	LSP-Whitewater I, Inc. Cogentrix Whitewater, LLC TPC Whitewater, Inc.	General Partner Limited Partner Limited Partner	1.00% 73.17 25.83 100.00%

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

          The following information is given with respect to the beneficial ownership of the outstanding capital stock of Funding:

Title of Class	Name of Beneficial Owner	Nature of Ownership	Percentage Interest
Common Stock Common Stock	LSP-Cottage Grove, L.P. LSP-Whitewater Limited Partnership	50 shares 50 shares	50.00% 50.00 100.00%

PART III/ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Each Partnership believes that, taking into consideration all of their terms and conditions, the transactions with the related parties described below were at least as favorable to it as those which could have been obtained from unrelated parties in arms-length transactions.

          Cogentrix Energy.  Cogentrix Energy has provided certain management services to each Partnership pursuant to the Management Services Agreements ("MSAs"). Under the MSAs, Cogentrix Energy manages the business affairs of each Partnership and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership currently pays Cogentrix Energy as compensation for its services a monthly management fee which escalates annually pursuant to a rate of change in a consumer-price related index. Cogentrix Energy is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to Cogentrix Energy under the MSAs are designated as operating expenses under the depository agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the years ended December 31, 2001 and 2000 Cogentrix Energy received payments pursuant to the MSAs of approximately $1,075,000 and $1,074,000, in the aggregate, respectively.

          FloriCulture. FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and is an indirect, wholly-owned subsidiary of Cogentrix Energy. Under the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and receives an annual management fee equal to 16% of Floriculture's net profit attributable to the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the years ended December 31, 2001 and 2000, FloriCulture earned a management fee pursuant to the Greenhouse Operational Services Agreement of approximately $61,000 and $65,000, respectively.

          LSP-Cottage Grove, Inc. LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and an indirect wholly-owned subsidiary of Cogentrix Energy. LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Cottage Grove exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $663,000 and $645,000 for the years ended December 31, 2001 and 2000, respectively.

          LSP-Whitewater I, Inc. LSP-Whitewater I, Inc. is the general partner of Whitewater and is an indirect wholly-owned subsidiary of Cogentrix Energy. LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Whitewater exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an agreement substantially similar to the previously existing O&M Agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $527,000 and $513,000 for the years ended December 31, 2001 and 2000, respectively.

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

LS POWER FUNDING CORPORATION

By:    /s/ Mark F. Miller
          Name:  Mark F. Miller
          Title:    President (Principal Executive Officer)
          Date:    April 1, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-COTTAGE GROVE, L.P.

By:     LSP-Cottage Grove, Inc.
Its:      General Partner

By:    /s/ Mark F. Miller
          Name:  Mark F. Miller
          Title:    President (Principal Executive Officer)
          Date:    April 1, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSP-Whitewater Limited Partnership

By:     LSP-Whitewater I, Inc.
Its:     General Partner

By:    /s/ Mark F. Miller
          Name:  Mark F. Miller
          Title:    President (Principal Executive Officer)
          Date:    April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Financial Statement Index

LS POWER FUNDING CORPORATION
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2001 and 2000
     Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
     Notes to Financial Statements

LSP-COTTAGE GROVE, L.P.
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2001 and 2000
     Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
     Notes to Financial Statements

LSP-WHITEWATER LIMITED PARTNERSHIP
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2001 and 2000
     Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999
     Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
     Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
LS Power Funding Corporation:

          We have audited the accompanying balance sheets of LS Power Funding Corporation (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 7, 2002

LS POWER FUNDING CORPORATION BALANCE SHEETS December 31, 2001 and 2000 (Dollars in thousands)
	2001 2000
ASSETS
CURRENT ASSETS: Cash Current portion of investment in First Mortgage Bonds	$ 1 4,560	$ 1 3,314
	4,561	3,315

INVESTMENT IN FIRST MORTGAGE BONDS	321,804	326,364
Total assets	$326,365	$329,679
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES: Current portion of Senior Secured Bonds Payable SENIOR SECURED BONDS PAYABLE Total liabilities	$ 4,560 321,804 326,364	$ 3,314 326,364 329,678

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized;
     100 shares issued and outstanding
   Additional paid-in capital
      Total stockholders' equity

      Total liabilities and stockholders' equity

	- 1 1 $326,365	- 1 1 $329,679

The accompanying notes to the financial statements are an integral part of these balance sheets.

LS POWER FUNDING CORPORATION STATEMENTS OF INCOME For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999
INTEREST INCOME INTEREST EXPENSE NET INCOME EARNINGS PER COMMON SHARE	$ 25,660 25,660 $ - $ -	$ 25,846 25,846 $ - $ -	$ 25,886 25,886 $ - $ -

The accompanying notes to the financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
Total Common Additional Stockholders' Stock Paid-in Capital Equity
BALANCE, December 31, 2001, 2000 and 1999	$ -	$ 1	$ 1

The accompanying notes to the financial statements are an integral part of these statements.
LS POWER FUNDING CORPORATION STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999
CASH FLOWS FROM OPERATING ACTIVITIES: Receipt of principal on investment in First Mortgage Bonds Repayment of Senior Secured Bonds Net cash flows provided by operating activities	$ 3,314 (3,314) -	$ 2,322 (2,322) -	$ - - -

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, beginning of year	1	1	1

CASH, end of year	$ 1	$ 1	$ 1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid for interest during the year	$25,660	$25,846	$25,886

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

Reclassifications

          Certain reclassifications have been made to the prior period financial statements to conform with the classifications used in the financial statements as of and for the year ended December 31, 2001.

3.   INVESTMENT IN FIRST MORTGAGE BONDS

          Investment in First Mortgage Bonds consisted of the following at December 31, 2001 and 2000 (dollars in thousands):

December 31, 2001 2000

7.19% Cottage Grove First Mortgage Bonds
            Due June 30, 2010

8.08% Cottage Grove First Mortgage Bonds
            Due December 30, 2016

7.19% Whitewater First Mortgage Bonds
            Due June 30, 2010

8.08% Whitewater First Mortgage Bonds
            Due December 30, 2016

Less:  Current portion
Long-term portion

$ 46,647 105,722 53,268 120,727 326,364 4,560 $321,804	$ 48,194 105,722 55,035 120,727 329,678 3,314 $326,364

          The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value of Funding's investment in the First Mortgage Bonds at December 31, 2001 and 2000, respectively, was approximately $13,805,000 higher and $22,175,000 lower than the historical carrying value.

          The following are summarized balance sheets as of December 31, 2001 and 2000 and statements of income for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands) of Cottage Grove and Whitewater:

Cottage Grove Whitewater 2001 2000 2001 2000

BALANCE SHEETS:
   Current assets
   Net investment in lease
   Greenhouse facility, net
   Other non-current assets
      Total Assets

   Current liabilities
   First Mortgage Bonds payable
   Partners' capital
      Total Liabilities and
        Partners' Capital

	$ 7,410 237,118 - 12,652 $257,180 $ 4,025 150,240 102,915 $257,180	$ 12,186 236,834 - 12,788 $261,808 $ 8,712 152,369 100,727 $261,808	$ 9,871 262,064 6,991 13,901 292,827 $ 5,945 171,564 115,318 $292,827		$ 12,650 262,940 7,427 13,976 $296,993 $ 8,641 173,995 114,357 $296,993
2001 2000 1999 2001 2000 1999
STATEMENTS OF INCOME: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense and other, net Net Income	$50,826 31,823 19,003 - (11,774) $ 7,229	$55,349 37,473 17,876 185 (11,706) $ 6,355	$44,726 25,772 18,954 4,022 (11,465) $11,511	$56,576 34,710 21,866 - (13,417) $ 8,449	$62,738 40,060 22,678 180 (13,107) $ 9,751	$51,494 28,393 23,101 2,235 (13,166) $12,170

4.   SENIOR SECURED BONDS PAYABLE

          Senior Secured Bonds Payable consisted of the following at December 31, 2001 and 2000 (dollars in thousands):

December 31, 2001 2000
7.19% Senior Secured Bonds Due June 30, 2010 ("2010 Bonds") 8.08% Senior Secured Bonds Due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 99,915 226,449 326,364 4,560 $321,804	$103,229 226,449 329,678 3,314 $326,364

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

          Collective future maturities of the Senior Secured Bonds as of December 31, 2001 were as follows (dollars in thousands):

2002 2003 2004 2005 2006 Thereafter	$ 4,560 5,869 7,135 9,352 12,022 287,426 $326,364

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

          The fair value of the Senior Secured Bonds at December 31, 2001 and 2000 was approximately $13,805,000 higher and $22,175,000 lower, respectively, than the carrying value.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
LSP-Cottage Grove, L.P.:

         We have audited the accompanying balance sheets of LSP-Cottage Grove, L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 7, 2002

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS December 31, 2001 and 2000 (Dollars in thousands)
	2001 2000
ASSETS
CURRENT ASSETS: Cash and cash equivalents Restricted cash Accounts receivable - trade Fuel inventories Fuel held for resale Spare parts inventories Other current assets Total current assets	$ 728 61 4,354 1,197 - 135 935 7,410	$ 1,212 363 9,200 438 610 139 224 12,186
NET INVESTMENT IN LEASE	237,118	236,834
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,855 and $1,509, respectively	5,267	5,613

NOTE RECEIVABLE FROM AFFILIATE INVESTMENT IN UNCONSOLIDATED AFFILIATE OTHER ASSETS Total assets	7,000 1 384 $257,180	6,777 1 397 $261,808
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES: Current portion of First Mortgage Bonds Payable Accounts payable Other accrued expenses Total current liabilities	$ 2,129 1,795 101 4,025	$ 1,547 5,440 1,725 8,712
FIRST MORTGAGE BONDS PAYABLE Total liabilities COMMITMENTS AND CONTINGENCIES PARTNERS' CAPITAL Total liabilities and partners' capital	150,240 154,265 102,915 $257,180	152,369 161,081 100,727 $261,808

The accompanying notes to the financial statements are an integral part of these statements.
LSP-COTTAGE GROVE, L.P. STATEMENTS OF INCOME For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999
OPERATING REVENUES: Lease revenue Service revenue Commodity sales Other	$ 21,344 26,030 3,100 352 50,826	$ 21,319 29,463 4,218 349 55,349	$ 21,261 19,576 3,532 357 44,726
OPERATING EXPENSES: Cost of services Commodity cost of sales	28,418 3,405 31,823	33,164 4,309 37,473	22,443 3,329 25,772
OPERATING INCOME	19,003	17,876	18,954
OTHER INCOME (EXPENSE): Gain on sales-type capital lease Interest expense Interest income NET INCOME	- (12,391) 617 $ 7,229	185 (12,501) 795 $ 6,355	4,022 (12,451) 986 $ 11,511

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P. STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
GENERAL LIMITED PARTNERS PARTNER TOTAL Cogentrix TPC Cottage Cottage Grove, LSP-Cottage Grove, Inc. LLC Grove, Inc.
BALANCE, December 31, 1998 Net income Partner distributions	$ 42,793 3,083 (1,828)	$ 58,488 8,313 (11,413)	$ 923 115 (68)	$102,204 11,511 (13,309)
BALANCE, December 31, 1999 Net income Partner distributions	44,048 1,702 (1,616)	55,388 4,589 (4,358)	970 64 (60)	100,406 6,355 (6,034)
BALANCE, December 31, 2000 Net income Partner distributions BALANCE, December 31, 2001	44,134 1,936 (1,350) $ 44,720	55,619 5,221 (3,641) $ 57,199	974 72 (50) $ 996	100,727 7,229 (5,041) $102,915

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Non-cash gain on sales-type capital lease
         Amortization of debt issuance and financing costs
         Amortization of unearned lease income
         Minimum lease payments received
         Decrease (increase) in accounts receivable - trade
         Decrease in accounts receivable - other
         Decrease (increase) in fuel inventories
         Decrease (increase) in spare parts inventories
         Decrease (increase) in other current assets
         Increase (decrease) in accounts payable
         Increase (decrease) in accrued expenses
      Net cash flows provided by operating activities

	$ 7,229 - 346 (21,344) 21,060 4,846 - (149) 17 (711) (3,645) (1,624) 6,025	$ 6,355 - 325 (21,319) 21,140 (4,609) - 943 (25) (102) 4,045 931 7,684	$ 11,511 (4,022) 317 (21,261) 20,172 (31) 1,227 (142) (25) 158 (727) (870) 6,307
CASH FLOWS FROM INVESTING ACTIVITIES: Decrease (increase) in restricted cash Net cash flows provided by (used in) investing activities	302 302	(119) (119)	7,583 7,583
CASH FLOWS FROM FINANCING ACTIVITIES: Payment on First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Net cash flows used in financing activities	(1,547) (5,041) (223) (6,811)	(1,084) (6,034) (192) (7,310)	- (13,309) (542) (13,851)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Cash paid for interest during the year

	(484) 1,212 $ 728 $12,045	255 957 $ 1,212 $12,066	39 918 $ 957 $12,085

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

          LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("LSP-Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix"), a limited liability company. Cogentrix and TPC Cottage Grove, Inc. ("TPC"), a Delaware corporation, are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose funding corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $155,000,000 of First Mortgage Bonds issued simultaneously by the Partnership.

          All of the electric capacity and energy generated by the Facility is sold to a major regulated utility, Northern States Power Company ("NSP" or, as the context requires, the "Utility"), under a 30-year power purchase agreement (the "Power Purchase Agreement") which runs through October 2027. The thermal energy generated by the Facility is sold in the form of steam to Minnesota Mining and Manufacturing Company ("3M" or, as the context requires, the "Steam Purchaser") under a 30-year thermal energy sales agreement (the "Steam Supply Agreement") which runs through October 2027.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents

          Cash and cash equivalents include unrestricted short-term investments with original maturities of three months or less.

Restricted Cash

          The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market value at December 31, 2001 and 2000. In addition, special accounts are established to provide for debt service reserves and payments and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service and major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

Sales-Type Capital Lease

          The Power Purchase Agreement described in Note 9 has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment and accordingly the Partnership accounted for the Power Purchase Agreement as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 4).

Debt Issuance and Financing Costs

          Debt issuance and other financing costs, which include commitment fees, legal fees and other direct costs of obtaining financing, are deferred and amortized over the term of the related debt.

Note Receivable from Affiliate

          At December 31, 2001 and 2000, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

Service Revenue

          Service revenue represents reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to the Steam Purchaser. Service revenue is recorded based upon output delivered at rates specified under the Power Purchase Agreement.

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

Derivatives and Hedging Activities

          On January 1, 2001, the Partnership adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires the fair value of derivative instruments to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partners' capital (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The Partnership has reviewed all of its financial instruments and has determined that they do not meet the definition of a derivative under SFAS No. 133 or that they are excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchase and sale exception under the statement. However, the FASB continues to issue guidance that could affect the Partnership's application of SFAS No. 133 and require adjustments to the amounts and disclosures in the financial statements.

New Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the effects of this pronouncement.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the effects of this pronouncement.

Reclassifications

          Certain reclassifications have been made to the prior period financial statements to conform with the classifications used in the financial statements as of and for the year ended December 31, 2001.

3.   INVENTORIES

          Fuel inventories consisted of the following (dollars in thousands):

December 31, 2001 2000
Natural Gas Fuel Oil	$ 589 608 $1,197	$ - 438 $438

          Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method and fuel oil is stated at cost based on the first-in, first-out method.

          Spare parts inventories are recorded at average cost. Spare parts inventories of $384,000 and $397,000 as of December 31, 2001 and 2000, respectively, that are held to minimize unscheduled maintenance outages and that are not expected to be utilized within the next year are classified as other long-term assets in the accompanying balance sheets.

4.   SALES-TYPE CAPITAL LEASE

          Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87.1 million reflecting the difference between the estimated fair market value ($233.6 million) and the historical cost ($146.5 million) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease were as follows (dollars in thousands):

December 31, 2001 2000
Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$485,434 (248,316) $237,118	$506,490 (269,656) $236,834

          Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

          Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2001, were as follows (dollars in thousands):

2002 2003 2004 2005 2006 Thereafter	$ 22,109 23,030 23,888 23,983 25,766 366,658 $485,434

5.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

          Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

Statement Of Income Data:

For the Year Ended December 31, 2001 2000 1999
Interest income Interest expense Net income	$25,660 25,660 $ -	$25,846 25,846 $ -	$25,886 25,886 $ -

Balance Sheet Data:

December 31, 2001 2000
Cash Investment in First Mortgage Bonds Total assets Senior Secured Bonds payable Stockholders' equity Total liabilities and stockholders' equity	$ 1 326,364 $326,365 $326,364 1 $326,365	$ 1 329,678 $329,679 $329,678 1 $329,679

6.   FIRST MORTGAGE BONDS PAYABLE

          First Mortgage Bonds payable consisted of the following (dollars in thousands):

December 31, 2001 2000
7.19% First Mortgage Bonds Due June 30, 2010 ("2010 Bonds") 8.08% First Mortgage Bonds Due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 46,647 105,722 152,369 2,129 $150,240	$ 48,194 105,722 153,916 1,547 $152,369

          On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2001 were as follows (dollars in thousands):

2002 2003 2004 2005 2006 Thereafter	$ 2,129 2,740 3,331 4,366 5,613 134,190 $152,369

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

7.   CREDIT AGREEMENT

          The Partnership has a credit agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2002. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from 0.25% to 0.375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 2001, no working capital loans had been issued under the Credit Agreement. As of December 31, 2001, a $500,000 letter of credit, in favor of NSP pursuant to the Power Purchase Agreement, is outstanding under the Credit Agreement.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

          The majority of the Partnership's trade accounts receivable are from NSP and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by the Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 2001 and 2000, was approximately $6,445,000 higher and $10,353,000 lower, respectively, than the carrying value.

9.   COMMITMENTS AND CONTINGENCIES

Construction

          In November 1999, the Partnership and Westinghouse Electric (the "Contractor"), with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Partnership and the Contractor pursuant to the Partnership's construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $1,043,000 from funds available in the Partnership's construction retainage account. The Contractor had also agreed to extend various warranty periods and perform various repairs and inspections. The Partnership, in turn, acknowledged that final acceptance was deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage was reduced from $5,443,000 to $2,500,000 (the "Retainage Letter of Credit"). Upon the release of the remaining construction retainage account and the settlement of approximately $378,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $4,022,000 during the year ended December 31, 1999.

          During 2000, the Partnership received a payment of approximately $185,000 in exchange for releasing the Contractor from certain additional repair work agreed to as part of the 1999 settlement. This amount was included in gain on sales-type capital lease in the accompanying statements of income during the year ended December 31, 2000. In conjunction with this payment, the Retainage Letter of Credit was reduced to $2,000,000.

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

          Under the gas supply contracts, the Partnership is subject to annual minimum take requirements that may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties. The Partnership records additional cost when it is determined that the annual minimum take requirements will not be met.

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

Parts Agreement

          The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based upon published indices) payable for 15 years through October 2012. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership.

Litigation

          The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

10.   DEPENDENCE ON THIRD PARTIES

          The Partnership is highly dependent on NSP for purchases of electric generating capacity and energy from its Facility, LSP-Cottage Grove to perform the operation and maintenance of its Facility, and 3M for purchases of thermal energy. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Facility, and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

11.   RELATED PARTY TRANSACTIONS

          Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Cogentrix Energy manages the Partnership and is reimbursed for the reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. The Partnership incurred expenses of approximately $697,000, $643,000, and $1,170,000 to Cogentrix Energy during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Partnership had approximately $43,000 and $55,000, respectively, payable to Cogentrix Energy. Commodity sales include natural gas sales to a related party, LSP-Whitewater Limited Partnership. Total sales approximated $1,128,000, $1,202,000 and $1,957,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, at December 31, 2001 and 2000, the Partnership had a receivable of approximately $353,000 and $19,000, respectively, from LSP-Whitewater Limited Partnership.

          The Partnership paid $663,000 and $645,000 to LSP-Cottage Grove for the years ended December 31, 2001 and 2000, respectively, for services provided under the New O&M Agreement.

12.   PARTNERS' CAPITAL

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
LSP-Whitewater Limited Partnership:

          We have audited the accompanying balance sheets of LSP-Whitewater Limited Partnership (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 7, 2002 (except
with respect to the matter
discussed in Note 14 as to
which the date is
February 17, 2002)

LSP-WHITEWATER LIMITED PARTNERSHIP BALANCE SHEETS December 31, 2001 and 2000 (Dollars in thousands)
2001 2000
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents
   Restricted cash
   Accounts receivable - trade
   Accounts receivable - other
   Fuel inventories
   Fuel held for resale
   Spare parts inventories
   Other current assets
      Total current assets

	$ 1,438 61 4,319 1,072 1,517 - 200 1,264 9,871	$ 1,794 372 7,483 1,066 949 607 192 187 12,650
NET INVESTMENT IN LEASE GREENHOUSE FACILITY, net of accumulated depreciation of $1,805 and $1,369, respectively	262,064 6,991	262,940 7,427
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,886 and $1,535, respectively	5,337	5,688
NOTE RECEIVABLE FROM AFFILIATE INVESTMENT IN UNCONSOLIDATED AFFILIATE OTHER ASSETS Total assets	7,993 1 570 $292,827	7,739 1 548 $296,993
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES: Current portion of First Mortgage Bonds Payable Accounts payable Other accrued expenses Total current liabilities	$ 2,431 2,837 677 5,945	$ 1,767 878 5,996 8,641
FIRST MORTGAGE BONDS PAYABLE Total liabilities	171,564 177,509	173,995 182,636
COMMITMENTS AND CONTINGENCIES PARTNERS' CAPITAL: Total liabilities and partners' capital	115,318 $292,827	114,357 $296,993

The accompanying notes to the financial statements are an integral part of these balance sheets.

LSP-WHITEWATER LIMITED PARTNERSHIP STATEMENTS OF INCOME For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999
OPERATING REVENUES: Lease revenue Service revenue Commodity sales Greenhouse revenue Other	$ 23,256 28,547 1,816 2,223 734 56,576	$ 23,436 33,779 2,442 2,144 937 62,738	$ 23,436 24,312 813 2,142 791 51,494
OPERATING EXPENSES: Cost of services Commodity cost of sales Greenhouse expenses	30,630 1,763 2,317 34,710	35,468 2,355 2,237 40,060	25,397 733 2,263 28,393
OPERATING INCOME OTHER INCOME (EXPENSE): Gain on sales-type capital lease Interest expense Interest income Other NET INCOME	21,866 - (14,090) 668 5 $ 8,449	22,678 180 (14,212) 1,105 - $ 9,751	23,101 2,235 (14,170) 984 20 $ 12,170

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
GENERAL LIMITED PARTNERS PARTNER TOTAL TPC Cogentrix LSP - Whitewater, Whitewater, Whitewater I, Inc. LLC Inc.
BALANCE, December 31, 1998 Net income Partner distributions	$ 46,608 3,144 (2,366)	$ 66,499 8,904 (9,660)	$ 1,008 122 (92)	$114,115 12,170 (12,118)
BALANCE, December 31, 1999 Net income Partner distributions	47,386 2,518 (2,470)	65,743 7,135 (6,995)	1,038 98 (96)	114,167 9,751 (9,561)
BALANCE, December 31, 2000 Net income Partner distributions BALANCE, December 31, 2001	47,434 2,182 (1,934) $ 47,682	65,883 6,182 (5,479) $ 66,586	1,040 85 (75) $ 1,050	114,357 8,449 (7,488) $115,318

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in thousands)
2001 2000 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Non-cash gain on sales-type capital lease
         Amortization of debt issuance and financing costs
         Depreciation
         Amortization of unearned lease income
         Minimum lease payments received
         Decrease (increase) in accounts receivable - trade
         Decrease (increase) in accounts receivable - other
         Decrease (increase) in fuel inventories
         Decrease (increase) in spare parts inventories
         Decrease (increase) in other current assets
         Increase (decrease) in accounts payable
         Increase (decrease) in accrued expenses
      Net cash flows provided by operating activities

	$ 8,449 - 351 436 (23,256) 24,132 3,164 (6) 39 (30) (1,077) 1,959 (5,319) 8,842	$ 9,751 - 330 416 (23,436) 24,036 (3,102) 4,792 (716) 18 123 (238) (461) 11,513	$ 12,170 (2,235) 323 430 (23,436) 22,944 131 (3,973) (97) (117) 242 (1,061) 1,719 7,040
CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of greenhouse equipment Decrease (increase) in restricted cash Net cash flows provided by (used in) investing activities	- 311 311	(27) (119) (146)	(74) 6,036 5,962
CASH FLOWS FROM FINANCING ACTIVITIES: Payment of First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Net cash flows used in financing activities	(1,767) (7,488) (254) (9,509)	(1,238) (9,561) (220) (11,019)	- (12,118) (619) (12,737)

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Cash paid for interest during the year

	(356) 1,794 $ 1,438 $ 13,739	348 1,446 $ 1,794 $ 13,779	265 1,181 $ 1,446 $ 13,801

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

          LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Whitewater I, Inc. ("LSP-Whitewater"), a wholly-owned subsidiary of Cogentrix Whitewater, LLC, a limited liability company ("Cogentrix"). Cogentrix and TPC Whitewater, Inc., a Delaware corporation ("TPC"), are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          The Partnership holds a 50% equity ownership interest in LS Power Funding Corporation ("Funding"), which was established on June 23, 1995 as a special purpose Delaware corporation to issue debt securities (the "Senior Secured Bonds") in connection with financing construction of the Facility and a similar gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). On June 30, 1995, a portion of the proceeds from the offering and sale of the Senior Secured Bonds issued by Funding was used to purchase $177,000,000 of First Mortgage Bonds issued simultaneously by the Partnership.

          The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to a major regulated utility, Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement") expiring in September 2022. The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005.

          The Partnership owns a greenhouse that produces and sells horticultural products (the "Greenhouse") to which the Facility provides hot water. The Partnership has an operations and maintenance agreement with Floriculture, Inc. ("Floriculture") to operate the Greenhouse.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents

          Cash and cash equivalents include unrestricted short-term investments with original maturities of three months or less.

Restricted Cash

          The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market value at December 31, 2001 and 2000. In addition, special accounts are established to provide for debt service reserves and payments and major maintenance reserves. Amounts held by the Trustee in accounts designated for debt service and major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

Sales-Type Capital Lease

          The Power Purchase Agreement described in Note 10 has characteristics similar to a lease in that the agreement confers to the Utility the right to use specific property, plant and equipment and accordingly, the Partnership accounted for the Power Purchase Agreement as a sales-type capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" (see Note 4).

Greenhouse Facility

          Depreciation on the Greenhouse and related equipment is computed using the straight-line method over 25 years and 10 years, respectively (see Note 5).

Debt Issuance and Financing Costs

          Debt issuance and financing costs, which consist of commitment fees, legal fees and other direct costs to obtain financing, are deferred and amortized over the term of the related debt.

Note Receivable from Affiliate

          At December 31, 2001 and 2000, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

Service Revenue

          Service revenue represents reimbursement to the Partnership of costs incurred to operate the Facility and to provide variable electric energy to the Utility and thermal energy to UWW. Service revenue is recorded based upon output delivered at rates specified under the Power Purchase Agreement.

Commodity Sales

          Commodity sales consist primarily of sales of excess natural gas fuel inventory, including amounts remarketed directly to third parties and related parties.

Cost of Services

          Cost of services represents expenses related to operating the Facility and providing variable electric energy to the Utility, as well as thermal energy to UWW and the Greenhouse.

Greenhouse Operations

          Greenhouse operating revenues and expenses include all activity specifically related to greenhouse activities, including depreciation on the Greenhouse.

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

Derivatives and Hedging Activities

          On January 1, 2001, the Partnership adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires the fair value of derivative instruments to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partners' capital (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The Partnership has reviewed all of its financial instruments and has determined that they do not meet the definition of a derivative under SFAS No. 133 or that they are excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchase and sale exception under the statement. However, the FASB continues to issue guidance that could affect the Partnership's application of SFAS No. 133 and require adjustments to the amounts and disclosures in the financial statements.

New Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the effects of this pronouncement.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the effects of this pronouncement.

Reclassifications

          Certain reclassifications have been made to the prior period financial statements to conform with the classifications used in the financial statements as of and for the year ended December 31, 2001.

3.   INVENTORIES

          Fuel inventories consisted of the following (dollars in thousands):

December 31, 2001 2000
Natural Gas Fuel Oil	$ 796 721 $1,517	$ 470 479 $ 949

          Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method and fuel oil inventory is stated at cost based on the first-in, first-out method.

          Spare parts inventories are recorded at average cost. Spare parts inventories of $570,000 and $584,000 as of December 31, 2001 and 2000, respectively, that are held to minimize unscheduled maintenance outages and that are not expected to be utilized within the next year are classified as other long-term assets in the accompanying balance sheets.

4.   SALES-TYPE CAPITAL LEASE

          Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97.0 million reflecting the difference between the estimated fair market value ($261.7 million) and the historical cost ($164.7 million) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease were as follows (dollars in thousands):

December 31, 2001 2000
Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$521,987 (259,923) $262,064	$546,117 (283,177) $262,940

          Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

          Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2001, were as follows (dollars in thousands):

2002 2003 2004 2005 2006 Thereafter	$ 25,144 26,022 27,069 27,343 28,954 387,455 $521,987

5.   GREENHOUSE FACILITY

          The Greenhouse Facility consisted of the following (dollars in thousands):

December 31, 2001 2000
Building Equipment Accumulated Depreciation	$7,622 1,174 8,796 (1,805) $6,991	$7,622 1,174 8,796 (1,369) $7,427

          Building and equipment is comprised of the cost of the Greenhouse under a turnkey construction contract inclusive of change orders and interest capitalized during the construction period.

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

          Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

Statement Of Income Data:

For the Year Ended December 31, 2001 2000 1999
Interest income Interest expense Net income	$25,660 25,660 $ -	$25,846 25,846 $ -	$25,886 25,886 $ -

Balance Sheet Data:

December 31, 2001 2000
Cash Investment in First Mortgage Bonds Total assets Senior Secured Bonds payable Stockholders' equity Total liabilities and stockholders' equity	$ 1 326,364 $326,365 $326,364 1 $326,365	$ 1 329,678 $329,679 $329,678 1 $329,679

7.   FIRST MORTGAGE BONDS PAYABLE

          First Mortgage Bonds payable consisted of the following (dollars in thousands):

December 31, 2001 2000
7.19% First Mortgage Bonds due June 30, 2010 ("2010 Bonds") 8.08% First Mortgage Bonds due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 53,268 120,727 173,995 2,431 $171,564	$ 55,035 120,727 175,762 1,767 $173,995

          On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010, for the 2010 Bonds, and beginning on December 30, 2010, for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2001, were as follows (dollars in thousands):

2002 2003 2004 2005 2006 Thereafter	$ 2,431 3,129 3,804 4,986 6,409 153,236 $173,995

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

8.   CREDIT AGREEMENT

          The Partnership has entered into a credit agreement which provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. These commitments expire on June 30, 2002. The Credit Agreement includes commitment fees, payable quarterly in arrears, ranging from 0.25% to 0.375% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no letters of credit outstanding under the Credit Agreement at December 31, 2001 and 2000. For all periods through December 31, 2001, no working capital loans had been made to the Partnership under the Credit Agreement.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

          The majority of the Partnership's trade accounts receivable are from WEPCO and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by the Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of the Partnership's First Mortgage Bonds at December 31, 2001 and 2000, was approximately $7,360,000 higher and $11,822,000 lower, respectively, than the carrying value.

10.   COMMITMENTS AND CONTINGENCIES

Construction

          In November 1999, the Partnership and Westinghouse Electric (the "Contractor"), with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Partnership and the Contractor pursuant to the Whitewater construction contract. The final settlement of the construction contract provided for a payment to the Contractor of approximately $2,987,000 from funds available in the Partnership's construction retainage account. The Contractor has also agreed to extend various warranty periods and perform various repairs and inspections. The Partnership, in turn, acknowledged that final acceptance was deemed to have occurred. The value of the existing letter of credit provided in lieu of cash retainage was reduced from $5,587,000 to $2,500,000 (the "Retainage Letter of Credit"). Upon the release of the remaining construction retainage account and settlement of approximately $365,000 of outstanding warranty claims, the Partnership recorded an additional gain on sales-type capital lease of approximately $2,235,000 during the year ended December 31, 1999.

          During 2000, the Partnership received a payment of approximately $180,000 in exchange for releasing the Contractor from certain additional repair work agreed to as part of the 1999 settlement. This amount was included in gain on sales-type capital lease in the accompanying statements of income during the year ended December 31, 2000. In conjunction with this payment, the Retainage Letter of Credit was reduced to $2,000,000.

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

Gas Supply

          The Partnership has 20-year gas supply agreements through September 2017 with two fuel suppliers to provide 100% of the Facility's natural gas requirements. The gas supply contracts provide for the sale of up to 11,855 MMBtu per day of gas to the Partnership. The price paid by the Partnership to the fuel suppliers under the gas supply contracts fluctuates based upon published indices.

          Under the gas supply contracts, the Partnership is subject to annual minimum take requirements that may be satisfied by delivering gas to the Facility, taking gas into storage or remarketing gas to third parties. The Partnership records additional cost when it is determined that the annual minimum take requirements will not be met.

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

          On March 16, 1999, the Partnership exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Services effective April 15, 1999. In connection with the exercise of such option, Whitewater made a payment to Westinghouse Services pursuant to its O&M Agreement in an amount equal to approximately $160,000. The O&M Agreement has been replaced with a substantially similar agreement. The new operations and maintenance agreement was executed with LSP-Whitewater (The "New O&M Agreement").

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

Greenhouse

          The Partnership has an operational services agreement with Floriculture, an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services, Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 16% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2002. For the years ended December 31, 2001, 2000 and 1999, Floriculture earned a management fee pursuant to the operational services agreement of approximately $61,000, $65,000 and $47,000, respectively.

Litigation

          The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

11.   DEPENDENCE ON THIRD PARTIES

          The Partnership is highly dependent on WEPCO for purchases of electric generating capacity and energy from its Facility, and LSP-Whitewater to perform the operation and maintenance of its Facility. In addition, the Partnership has contracted with two gas companies to supply the gas requirements of the Facility, and has contracted with a single interstate gas transporter to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

12.   RELATED PARTY TRANSACTIONS

          Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Cogentrix Energy manages the Partnership and is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. The Partnership incurred expenses of approximately $682,000, $679,000 and $883,000 to Cogentrix Energy during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Partnership recorded accounts payable to Cogentrix Energy of approximately $23,000 and $45,000, respectively. Commodity sales include natural gas sales to a related party, Cottage Grove, L.P. Total sales approximated $542,000, $861,000 and $187,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, at December 31, 2001 and 2000, the Partnership had a payable of approximately $353,000 and $19,000, respectively, to LSP-Cottage Grove, L.P.

          The Partnership paid $527,000 and $513,000 to LSP-Whitewater for the years ended December 31, 2001 and 2000, respectively, for services provided under the New O&M Agreement.

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

14.   SUBSEQUENT EVENT

         On February 4, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. The Partnership completed the repair of the turbine and restarted operations on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $8,600,000, of which $7,600,000 is expected to be covered under the Partnership's insurance policy.

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

CHANGE IN CONTROL EVENT AGREEMENTS
10.172	Assignment and Assumption Agreement dated as of March 20, 1998 between Cogentrix Energy, Inc. and LS Power Corporation. (5)
10.173	Pledge Agreement dated March 20, 1998 between Cogentrix Cottage Grove LLC and The Chase Manhattan Bank as Collateral Agent. (5)
10.174	Pledge Agreement dated March 20, 1998 between Cogentrix Whitewater LLC and The Chase Manhattan Bank as Collateral Agent. (5)

99.1	Letter Responsive to Temporary Note 3T to Article 3 of Regulation S-X.

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