Form 10-Q
period 2002-03-31
LS POWER FUNDING CORP
filed 2002-05-15
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2002

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

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2002

PART I
Item 1.	Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Financial Statement Index

PART I/ITEM 1.   CONDENSED FINANCIAL STATEMENTS

          The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed by Funding and the Partnerships.

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

General

          Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"), are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). See additional discussion under the heading "Change in Control" below. The other limited partner is TPC Cottage Grove, Inc. ("TPC Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC ("Cogentrix Whitewater"), are indirect subsidiaries of Cogentrix Energy. See additional discussion under the heading "Change in Control" below. The other limited partner is TPC Whitewater ("TPC Whitewater"), an affiliate of TPC Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement, which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Change in Control

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC will purchase a 23.22% interest in the Cottage Grove Partnership, a 24.17% interest in the Whitewater Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction will occur immediately prior to the closing of the Merger transaction. The Merger and Purchase Agreement are subject to certain consents and approvals. There can be no assurances that the conditions of the Purchase Agreement and Merger will be satisfied and the transactions will be consummated.

Results of Operations

     Cottage Grove

          Operating revenues decreased approximately 20.8% to $11.8 million for the first quarter of 2002 as compared to $14.9 million for the first quarter of 2001. This decrease was the result of decreases in service revenue and commodity sales. The decrease in service revenue resulted from a decrease in the variable energy rate charged to the steam purchaser, offset by an increase in megawatt hours sold to the purchasing utility. Commodity sales decreased due to lower gas inventories being available for sale to third party purchasers.

          Operating expenses decreased approximately 32.7% to $7.2 million for the first quarter of 2002 as compared to $10.7 million for the first quarter of 2001. This decrease was the result of decreases in cost of services and commodity cost of sales. Cost of services decreased due to a decrease in fuel expense, a component of cost of services, as a result of decreased natural gas prices, which was partially offset by an increase in megawatt hours sold to the purchasing utility. Commodity cost of sales decreased due to lower natural gas inventories being available for sale to third party purchasers.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues decreased approximately 19.9% to $13.7 million for the first quarter of 2002 as compared to $17.1 million for the first quarter of 2001. The decrease was the result of decreases in service revenues and commodity sales. Service revenues decreased due to a lower variable energy rate charged to the purchasing utility, which was partially offset by an increase in megawatt hours sold to the purchasing utility. Commodity sales decreased due to lower natural gas inventories being available for sale to third party purchasers.

          Operating expenses decreased approximately 9.7% to $11.2 million for the first quarter of 2002 as compared to $12.4 million for the first quarter of 2001. This decrease was the result of a decrease in cost of services resulting from a decrease in fuel expense, a component of cost of services, as a result of a decrease in natural gas prices. The decrease in natural gas prices was partially offset by an increase in megawatt hours sold to the purchasing utility. The decrease in fuel expense was partially offset by maintenance costs incurred during an unscheduled outage in February 2002. These maintenance costs are a component of cost of services. See additional discussion under the heading "Liquidity and Capital Resources - Other Financial Information."

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the three-month period ended March 31, 2002, were net income of $1.7 million and a net $4.7 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $6.7 million were primarily used to fund $6.2 million of restricted cash.

     Whitewater

          The principal component of operating cash flow for the three-month period ended March 31, 2002, was a net $5.7 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $5.5 million were primarily used to fund $5.4 million of restricted cash.

     Other Financial Information

          On February 4, 2002, Whitewater experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $7,700,000, of which $5,650,000 is expected to be covered under the Partnership's insurance policy. Management expects that the Facility's portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at March 31, 2002, equal to $7.0 million and $8.0 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy.

          Each Partnership maintains a letter of credit facility, which expires in June 2002 and provides for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove, that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of March 31, 2002, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and no amounts are outstanding under the Whitewater letter of credit facility. Management is currently negotiating with the bank providing these credit facilities to extend these facilities past the expiration date. However, there are no assurances that they will be able to extend these facilities on economically attractive terms.

          In order to provide for the Partnerships' working capital needs, each Partnership maintains a working capital facility. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. No amounts were outstanding under the working capital facilities as of March 31, 2002.

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

          As with any power generation facility, operation of the Facilities involves certain risks, including the performance of a Facility below expected levels of output or efficiency, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of thermal or electrical energy, power shut-downs due to the breakdown or failure of equipment or processes, violation of permit requirements (whether through operation or change in law), operator error, labor disputes or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences affecting a Facility or its power purchasers, thermal energy purchasers, fuel suppliers or fuel transporters. The occurrence of any of these events could significantly reduce or eliminate revenues generated by a Facility or significantly increase the expenses of that Facility, thereby impacting the ability of a Partnership to make payments of the amounts necessary to fund principal of and interest on its First Mortgage Bonds, and consequently Funding's ability to make payments of principal and interest on the Senior Secured Bonds. Not all risks are insured and the proceeds of such insurance applicable to covered risks may not be adequate to cover a Facility's lost revenues or increased expenses. In addition, extended unavailability under the Power Purchase Agreements, which may result from one or more of such events, may entitle the respective Power Purchaser to terminate its Power Purchase Agreement.

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

Date:     May 15, 2002

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     May 15, 2002

LSP-WHITEWATER LIMITED PARTNERSHIP

By: LSP-Whitewater I, Inc.
Its: General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     May 15, 2002

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP
Condensed Financial Statement Index

LS POWER FUNDING CORPORATION
Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001
Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Notes to Condensed Financial Statements (unaudited)
LSP-COTTAGE GROVE, L.P.
Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001
Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Notes to Condensed Financial Statements (unaudited)
LSP-WHITEWATER LIMITED PARTNERSHIP
Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001
Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)
Notes to Condensed Financial Statements (unaudited)

LS POWER FUNDING CORPORATION
BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Dollars in thousands)

	March 31, December 31, 2002 2001 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	4,560	4,560
Interest receivable on First Mortgage Bonds	6,370	-
Total current assets	10,931	4,561

INVESTMENT IN FIRST MORTGAGE BONDS	321,804	321,804
Total assets	$332,735	$326,365

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds Payable	$ 4,560	$ 4,560
Interest payable on Senior Secured Bonds Payable	6,370	-
Total current liabilities	10,930	4,560

SENIOR SECURED BONDS PAYABLE	321,804	321,804
Total liabilities	332,734	326,364
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1
Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$332,735	$326,365

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31, 2002 2001

INTEREST INCOME	$ 6,370	$ 6,430

INTEREST EXPENSE	6,370	6,430

NET INCOME	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31, 2002 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash flows provided by operating activities	$ -	$ -

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, beginning of period	1	1

CASH, end of period	$ 1	$ 1

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2002 and the statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS March 31, 2002 and December 31, 2001 (Dollars in thousands)
	March 31, December 31, 2002 2001 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,185	$ 728
Restricted cash	6,260	61
Accounts receivable	4,806	4,354
Fuel inventories	584	1,197
Spare parts inventories	102	135
Other current assets	599	935
Total current assets	13,536	7,410

NET INVESTMENT IN LEASE	236,930	237,118

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,945 and $1,855, respectively	5,177	5,267

NOTE RECEIVABLE FROM AFFILIATE	7,000	7,000

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

OTHER ASSETS	384	384

Total assets	$263,028	$257,180

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of first mortgage bonds payable	$ 2,129	$ 2,129
Accounts payable	2,706	1,795
Accrued interest payable	2,974	-
Other accrued expenses	400	101
Total current liabilities	8,209	4,025

FIRST MORTGAGE BONDS PAYABLE	150,240	150,240

Total liabilities	158,449	154,265

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	104,579	102,915

Total liabilities and partners' capital	$263,028	$257,180

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2002 2001

OPERATING REVENUES:
Lease revenue	$ 5,338	$ 5,334
Service revenue	5,859	7,797
Commodity sales	411	1,578
Other	238	235
	11,846	14,944

OPERATING EXPENSES:
Cost of services	6,795	8,832
Commodity cost of sales	382	1,886
	7,177	10,718

OPERATING INCOME	4,669	4,226

OTHER INCOME (EXPENSE):
Interest expense	(3,065)	(3,099)
Interest income	60	186

NET INCOME	$ 1,664	$ 1,313

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31, 2002 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,664	$ 1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance and financing costs	90	85
Amortization of unearned lease income	(5,338)	(5,334)
Minimum lease payments received	5,526	5,265
Decrease (increase) in accounts receivable	(452)	4,660
Decrease in fuel inventories	613	373
Decrease in spare parts inventories	33	-
Decrease (increase) in other current assets	336	(297)
Increase (decrease) in accounts payable	911	(2,260)
Increase in accrued interest payable	2,974	3,002
Increase (decrease) in accrued expenses	299	(1,611)
Net cash flows provided by operating activities	6,656	5,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(6,199)	(4,451)
Net cash flows used in investing activities	(6,199)	(4,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	457	745

CASH AND CASH EQUIVALENTS, beginning of period	728	1,212

CASH AND CASH EQUIVALENTS, end of period	$ 1,185	$ 1,957

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2002 and the statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.     ORGANIZATION

          The Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997. The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and TPC Cottage Grove, Inc., are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC will purchase a 23.22% interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction will occur immediately prior to the closing of the Merger transaction. The Merger and Purchase Agreement are subject to certain consents and approvals. There can be no assurances that the conditions of the Purchase Agreement and Merger will be satisfied and the purchase will be consummated.

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

          All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company under a 30-year power purchase agreement (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to 3M Company (formerly Minnesota Mining and Manufacturing Company, "3M") under a 30-year thermal energy sales agreement.

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at March 31, 2002, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$479,915 (242,985) $236,930

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Dollars in thousands)

	March 31, December 31, 2002 2001 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,461	$ 1,438
Restricted cash	5,483	61
Accounts receivable - trade	5,622	4,319
Accounts receivable - other	159	1,072
Fuel inventories	799	1,517
Spare parts inventories	237	200
Other current assets	703	1,264
Total current assets	14,464	9,871

NET INVESTMENT IN LEASE	261,604	262,064
GREENHOUSE FACILITY, net of accumulated depreciation of $1,915 and $1,805, respectively	6,896	6,991
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $1,979 and $1,887, respectively	5,245	5,337
NOTE RECEIVABLE FROM AFFILIATE	7,993	7,993
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	570	570

Total assets	$ 296,773	$ 292,827

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILTIES:
Current portion of first mortgage bonds payable	$ 2,431	$ 2,431
Accounts payable	2,976	2,837
Accrued interest payable	3,396	-
Other accrued expenses	1,978	677
Total current liabilities	10,781	5,945

FIRST MORTGAGE BONDS PAYABLE	171,564	171,564
Total liabilities	182,345	177,509
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	114,428	115,318

Total liabilities and partners' capital	$ 296,773	$ 292,827

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three months Ended March 31, 2002 2001

OPERATING REVENUES:
Lease revenue	$ 5,825	$ 5,754
Service revenue	7,009	9,837
Commodity sales	516	1,183
Other	339	304
	13,689	17,078

OPERATING EXPENSES:
Cost of services	9,995	10,579
Commodity cost of sales	468	1,169
Greenhouse expenses	696	689
	11,159	12,437

OPERATING INCOME	2,530	4,641

OTHER INCOME (EXPENSE):
Interest expense	(3,495)	(3,527)
Interest income	75	196

NET INCOME (LOSS)	$ (890)	$ 1,310

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three months Ended March 31, 2002 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (890)	$ 1,310
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	92	87
Depreciation	110	109
Amortization of unearned lease income	(5,825)	(5,754)
Minimum lease payments received	6,285	6,033
Decrease (increase) in accounts receivable - trade	(1,303)	1,571
Decrease in accounts receivable - other	913	761
Decrease in fuel inventories	718	709
Increase in spare parts inventories	(37)	(4)
Decrease (increase) in other current assets	561	(457)
Increase (decrease) in accounts payable	139	(187)
Increase in accrued interests payable	3,396	3,428
Increase (decrease) in accrued expenses	1,301	(1,476)
Net cash flows provided by operating activities	5,460	6,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	(15)	-
Increase in restricted cash	(5,422)	(6,489)
Net cash flows used in investing activities	(5,437)	(6,489)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net cash flows used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	23	(359)

CASH AND CASH EQUIVALENTS, beginning of period	1,438	1,794

CASH AND CASH EQUIVALENTS, end of period	$ 1,461	$ 1,435

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2002 and the statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.     ORGANIZATION

          The Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997. The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC ("Cogentrix Whitewater"). Cogentrix Whitewater and TPC Whitewater, Inc. are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix Whitewater is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          On April 29, 2002, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC will purchase a 24.17% interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction will occur immediately prior to the closing of the Merger transaction. The Merger and Purchase Agreement are subject to certain consents and approvals. There can be no assurances that the conditions of the Purchase Agreement and Merger will be satisfied and the purchase will be consummated.

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

          The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"). The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005, and in the form of hot water to a greenhouse owned by the Partnership.

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at March 31, 2002, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$515,701 (254,097) $261,604

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     UNSCHEDULED OUTAGE

          On February 4, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $7,700,000 of which $5,650,000 is expected to be covered under the Partnership's insurance policy. Management expects that the Facility's portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.