Form 10-Q
period 2002-06-30
LS POWER FUNDING CORP
filed 2002-08-19
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2002

Commission File Number:  33-95928

LS Power Funding Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	81-0502366 (I.R.S. Employer Identification No.)

9405 Arrowpoint Boulevard
Charlotte, NC 28273
(704) 525-3800
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

LSP-Cottage Grove, L.P.
LSP-Whitewater Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware Delaware (State of incorporation)	81-0493289 81-0493287 (I.R.S. Employer Identification Numbers)

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

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2002

PART I/ITEM 1.   CONDENSED FINANCIAL STATEMENTS

          The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater"), (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed by Funding, and the Partnerships.

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

Change in Control Termination

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a 23.22% interest in the Cottage Grove Partnership, a 24.17% interest in the Whitewater Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). During August 2002, Cogentrix Energy, Cogentrix Whitewater, Cogentrix Cottage Grove and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms.

Results of Operations

Cottage Grove

          Operating revenues decreased approximately 9.5% to $11.4 million for the second quarter of 2002 as compared to $12.6 million for the corresponding period of 2001. This decrease was primarily the result of a decrease in service revenue which was partially offset by an increase in commodity sales. The decrease in service revenue resulted from a decrease in the variable energy rate charged to the purchasing utility and steam purchaser as a result of a decrease in natural gas prices. The decrease in service revenue was partially offset by an increase in megawatt hours provided to the purchasing utility. The increase in commodity sales was attributable to a higher volume of sales of remarketed fuel to third party purchasers which was partially offset by decreased natural gas prices.

          Operating revenues decreased approximately 15.3% to $23.3 million for the six months ended June 30, 2002 as compared to $27.5 million for the corresponding period of 2001. This decrease was primarily the result of decreases in service revenue and commodity sales. The decrease in service revenue resulted from a decrease in the variable energy rate charged to the purchasing utility and steam purchaser as a result of a decrease in natural gas prices. Commodity sales decreased due to lower gas inventories being available for sale to third party purchasers.

          Operating expenses decreased approximately 12.5% to $7.0 million for the second quarter of 2002 as compared to $8.0 million for the corresponding period of 2001. This decrease was the result of a decrease in cost of services which was partially offset by an increase in commodity sales expense. The decrease in cost of services resulted from a decrease in fuel expense and maintenance costs, components of cost of services, as a result of decreased natural gas prices and timing of a planned outage for 2002 which has not yet occurred. The decrease in fuel expense was partially offset by an increase in megawatt hours sold to the purchasing utility. Commodity cost of sales increased due to an increase in remarketed fuel sales to third party purchasers.

          Operating expenses decreased approximately 24.1% to $14.2 million for the six-month period ended June 30, 2002 as compared to $18.7 million for the corresponding period of 2001 for the same reasons listed above for the quarter.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues increased approximately 17.8% to $15.2 million for the second quarter of 2002 as compared to $12.9 million for the corresponding period of 2001. This increase was the result of an increase in megawatt hours sold to the purchasing utility which was partially offset by a decrease in the variable energy rate charged to the purchasing utility.

          Operating revenues remained stable for the six months ended June 30, 2002 as compared to the corresponding period of 2001. The increases discussed in the paragraph above for the second quarter were offset by decreased availability of the facility in the first quarter of 2002 due to an unscheduled outage.

          Operating expenses increased approximately 22.9% to $8.6 million for the second quarter of 2002 as compared to $7.0 million for the corresponding period of 2001. This increase was the result of an increase in fuel expense, a component of cost of services, resulting from an increase in megawatt hours sold to the purchasing utility. This increase was partially offset by a decrease in natural gas prices.

          Operating expenses remained stable for the six months ended June 30, 2002 as compared to the same period of 2001. The increases discussed in the paragraph above for the second quarter were offset by maintenance costs, another component of cost of services, incurred during an unscheduled outage in February 2002. See additional discussion of these maintenance costs under the heading "Liquidity and Capital Resources - Other Financial Information."

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the six-month period ending June 30, 2002 were net income of $3.1 million and a net $1.8 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $5.4 million were primarily used to make partner distributions of $3.6 million, repay $1.0 million of First Mortgage Bonds and deposit $0.5 million with a bank as cash collateral to secure reimbursement obligations in respect of a letter of credit posted to secure certain obligations under the Cottage Grove Power Purchase Agreement.

     Whitewater

          The principal components of operating cash flow for the six-month period ended June 30, 2002 were net income of $2.2 million, $0.4 million for depreciation and amortization of debt issuance and financing costs, a net $1.8 million of cash used in changes in other working capital assets and liabilities, and amortization of unearned lease income, net of minimum lease payments received of $0.9 million. Cash flows provided by operating activities of $1.7 million were primarily used to make partner distributions of $0.3 million, repay $1.2 million of First Mortgage Bonds and lend $0.2 million to an affiliate.

     Other Financial Information

          On February 4, 2002, Whitewater experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $7.7 million, of which $5.7 million has been covered under the Partnership's insurance policy. Management expects that the Facility's portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at June 30, 2002, equal to $7.2 million and $8.2 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of June 30, 2002, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and there were no amounts outstanding under the Whitewater letter of credit facility.
          In order to provide for the Partnerships' working capital needs, each Partnership maintains a working capital facility which expires in July 2007. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. No amounts were outstanding under the working capital facilities as of June 30, 2002.

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

4.5	Form of Senior Secured Bond (included in Exhibit 4.1) (1)
4.6	Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2) (1)
4.7	Form of Whitewater First Mortgage Bond (included in Exhibit 4.3) (1)

LSP-COTTAGE GROVE, L.P. AGREEMENTS
10.1	Amendment No. 2 to the Credit Agreement dated as of June 28, 2002 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York Branch, as agent.
10.2

Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of July 26, 2002 among Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman Branches and LSP-Cottage Grove, L.P.

10.3	Amendment No. 3 to the Credit Agreement dated as of July 26, 2002 among LSP-Cottage Grove, L.P. and Credit Lyonnais New York Branch, as agent.
LSP-WHITEWATER LIMITED PARTNERSHIP AGREEMENTS
10.1	Amendment No. 2 to the Credit Agreement dated as of June 28, 2002 among LSP-Whitewater Limited Partnership and Dresdner Bank AG, New York Branch, as agent.
10.2

Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of July 26, 2002 among Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman Branches and LSP-Whitewater Limited Partnership.

10.3	Amendment No. 3 to the Credit Agreement dated as of July 26, 2002 among LSP-Whitewater Limited Partnership and Credit Lyonnais New York Branch, as agent.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date:     August 19, 2002

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     August 19, 2002

LSP-WHITEWATER LIMITED PARTNERSHIP

By: LSP-Whitewater I, Inc.
Its: General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     August 19, 2002

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
June 30, 2002 and December 31, 2001
(Dollars in thousands, except share data)

	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	5,204	4,560
Total current assets	5,205	4,561

INVESTMENT IN FIRST MORTGAGE BONDS	318,933	321,804

Total assets	$ 324,138	$ 326,365

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds payable	$ 5,204	$ 4,560

SENIOR SECURED BONDS PAYABLE	318,933	321,804

Total liabilities	324,137	326,364

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1

Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$ 324,138	$ 326,365

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2002 and 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

INTEREST INCOME	$ 6,370	$ 6,430	$ 12,740	$ 12,860

INTEREST EXPENSE	6,370	6,430	12,740	12,860

NET INCOME	$ -	$ -	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

CASH PROVIDED BY OPERATING ACTIVITIES:
Receipt of principal on investment in
First Mortgage Bonds	$ 2,227	$ 1,657
Repayment of Senior Secured Bonds	(2,227)	(1,657)
Net cash flows provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash flows provided by investing activities	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash flows provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, beginning of period	1	1

CASH, end of period	$ 1	$ 1

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of June 30, 2002, the statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of June 30, 2002, and the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2001 and its cash flows for the six-month periods ended June 30, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

LSP-COTTAGE GROVE, L.P.
BALANCE SHEETS
June 30, 2002 and December 31, 2001
(In thousands)

	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 727	$ 728
Restricted cash	114	61
Accounts receivable	4,848	4,354
Fuel inventories	246	1,197
Spare parts inventories	109	135
Other current assets	340	935
Total current assets	6,384	7,410

NET INVESTMENT IN LEASE	236,737	237,118

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
amortization of $2,035 and $1,855, respectively	5,087	5,267

NOTE RECEIVABLE FROM AFFILIATE	7,212	7,000

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

OTHER ASSETS	884	384

Total assets	$ 256,305	$ 257,180

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of First Mortgage Bonds payable	$ 2,429	$ 2,129
Accounts payable	2,347	1,795
Partner distributions payable	827	-
Other accrued expenses	243	101
Total current liabilities	5,846	4,025

FIRST MORTGAGE BONDS PAYABLE	148,899	150,240

Total liabilities	154,745	154,265

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	101,560	102,915

Total liabilities and partners' capital	$ 256,305	$ 257,180

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

OPERATING REVENUES:
Lease revenue	$ 5,333	$ 5,335	$ 10,671	$ 10,669
Service revenue	5,303	7,156	11,162	14,953
Commodity sales	807	111	1,218	1,689
Other	-	-	238	235
	11,443	12,602	23,289	27,546

OPERATING EXPENSES:
Cost of services	6,206	7,909	13,001	16,741
Commodity cost of sales	773	112	1,155	1,998
	6,979	8,021	14,156	18,739

OPERATING INCOME	4,464	4,581	9,133	8,807

OTHER INCOME (EXPENSE):
Interest expense	(3,092)	(3,091)	(6,157)	(6,190)
Interest income	72	186	133	372

NET INCOME	$ 1,444	$ 1,676	$ 3,109	$ 2,989

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,109	$ 2,989
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	180	171
Amortization of unearned lease income	(10,671)	(10,669)
Minimum lease payments received	11,052	10,530
Decrease (increase) in accounts receivable - trade	(494)	5,315
Decrease in fuel inventories	951	603
Decrease in spare parts inventories	26	14
Decrease (increase) in other current assets	595	(252)
Increase (decrease) in accounts payable	552	(2,907)
Increase (decrease) in accrued expenses	142	(1,336)
Net cash flows provided by operating activities	5,442	4,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(53)	363
Net cash flows provided by (used in) investing activities	(53)	363

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on First Mortgage Bonds	(1,041)	(774)
Partner distributions	(3,637)	(3,668)
Increase in note receivable from affiliate	(212)	(211)
Issuance of collateral support for letter of credit	(500)	-
Net cash flows used in financing activities	(5,390)	(4,653)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	168

CASH AND CASH EQUIVALENTS, beginning of period	728	1,212

CASH AND CASH EQUIVALENTS, end of period	$ 727	$ 1,380

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of June 30, 2002 and the statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and the statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2002, and the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2001 and its cash flows for the six-month periods ended June 30, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a 23.22% interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction was expected to occur immediately prior to the closing of the Merger transaction. During August 2002, Cogentrix Cottage Grove, Cogentrix Energy and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms in conjunction with Cogentrix Energy and Aquila, Inc. agreeing to terminate the Merger.

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

          All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company ("NSP") under a 30-year power purchase agreement (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to 3M Company (formerly Minnesota Mining and Manufacturing Company, "3M") under a 30-year thermal energy sales agreement.

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at June 30, 2002, are as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$474,390 (237,653) $236,737

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     CREDIT AGREEMENT

          The Partnership's original credit agreement which originally expired on its terms in June 2002 was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitment fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through June 30, 2002, no working capital loans had been issued under the Credit Agreement. The Partnership has issued a $500,000 letter of credit under the credit agreement to secure certain obligations of the Partnership under the Power Purchase Agreement.

LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
June 30, 2002 and December 31, 2001
(In thousands)

	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,352	$ 1,438
Restricted cash	114	61
Accounts receivable - trade	5,730	4,319
Accounts receivable - other	1,802	1,072
Fuel inventories	718	1,517
Spare parts inventories	302	200
Other current assets	514	1,264
Total current assets	10,532	9,871

NET INVESTMENT IN LEASE	261,132	262,064

GREENHOUSE FACILITY, net of accumulated
depreciation of $2,025 and $1,805, respectively	6,786	6,991

DEBT ISSUANCE AND FINANCING COSTS, net of
accumulated amortization of $2,070 and $1,887, respectively	5,154	5,337

NOTE RECEIVABLE FROM AFFILIATE	8,236	7,993

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	570	570
Total assets	$ 292,411	$ 292,827

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILTIES:
Current portion of First Mortgage Bonds payable	$ 2,774	$ 2,431
Accounts payable	2,161	2,837
Partner distributions payable	802	-
Other accrued expenses	212	677
Total current liabilities	5,949	5,945

FIRST MORTGAGE BONDS PAYABLE	170,033	171,564
Total liabilities	175,982	177,509

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	116,429	115,318
Total liabilities and partners' capital	$ 292,411	$ 292,827

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

OPERATING REVENUES:
Lease revenue	$ 5,814	$ 5,839	$ 11,638	$ 11,593
Service revenue	7,365	5,030	14,374	14,867
Commodity sales	279	326	795	1,509
Greenhouse revenue	1,627	1,557	1,613	1,573
Other	100	99	440	403
	15,185	12,851	28,860	29,945

OPERATING EXPENSES:
Cost of services	7,590	6,032	17,586	16,611
Commodity cost of sales	267	326	736	1,495
Greenhouse	791	606	1,473	1,311
	8,648	6,964	19,795	19,417

OPERATING INCOME	6,537	5,887	9,065	10,528

OTHER INCOME
(EXPENSE):
Interest expense	(3,522)	(3,514)	(7,017)	(7,041)
Interest income	78	200	153	396

NET INCOME	$ 3,093	$ 2,573	$ 2,201	$ 3,883

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,201	$ 3,883
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	183	173
Depreciation	220	218
Amortization of unearned lease income	(11,638)	(11,593)
Minimum lease payments received	12,570	12,067
Decrease (increase) in accounts receivable - trade	(1,411)	3,193
Decrease (increase) in accounts receivable - other	(730)	645
Decrease in fuel inventories	799	800
Increase in spare parts inventories	(102)	(42)
Decrease (increase) in other current assets	750	(1,221)
Decrease in accounts payable	(676)	(89)
Decrease in accrued expenses	(465)	(2,739)
Net cash flows provided by operating activities	1,701	5,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	(15)	-
Decrease (increase) in restricted cash	(53)	372
Net cash flows provided by (used in) investing activities	(68)	372

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on First Mortgage Bonds	(1,188)	(883)
Partner distributions	(288)	(4,024)
Increase in note receivable from affiliate	(243)	(241)
Net cash flows used in financing activities	(1,719)	(5,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86)	519

CASH AND CASH EQUIVALENTS, beginning of period	1,438	1,794

CASH AND CASH EQUIVALENTS, end of period	$ 1,352	$ 2,313

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of June 30, 2002 and the statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and the statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2002 and the results of its operations for the three-month and six-month periods and its cash flows for the six-month periods ended June 30, 2002 and 2001.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

          On April 29, 2002, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a 24.17% interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction was expected to occur immediately prior to the closing of the Merger. During August 2002, Cogentrix Whitewater, Cogentrix Energy and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms in conjunction with Cogentrix Energy and Aquila, Inc. agreeing to terminate the Merger.

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

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at June 30, 2002, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$509,423 (248,291) $261,132

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     CREDIT AGREEMENT

          The Partnership's original credit agreement which originally expired on its terms in June 2002 was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitments fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no advances or letters of credit outstanding under the Credit Agreement at June 30, 2002.

5.     UNSCHEDULED OUTAGE

          On February 4, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $7,700,000 of which approximately $5,650,000 has been covered under the Partnership's insurance policy. Prior to June 30, 2002, approximately $4,420,000 had been received from insurance proceeds with the remaining portion represented in Accounts receivable - other. The outstanding balance at June 30, 2002 was received in July 2002. Management expects that the uninsured portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.

6.     RECLASSIFICATIONS

          Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the financial statements as of and for the period ended June 30, 2002.