Form 10-Q
period 2002-09-30
LS POWER FUNDING CORP
filed 2002-11-14
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2002

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

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2002

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

General

          Cottage Grove is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"), are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). On September 4, 2002, the other limited partner, TPC Cottage Grove, Inc., converted to a limited liability company and changed its name to FPP Cottage Grove, LLC in conjunction with the purchase of its parent company, TPC Funding, LLC by Fort Point Power, LLC. FPP Cottage Grove, LLC is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership established in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC ("Cogentrix Whitewater"), are indirect subsidiaries of Cogentrix Energy. On September 4, 2002, the other limited partner, TPC Whitewater, Inc., converted to a limited liability company and changed its name to FPP Whitewater, LLC in conjunction with the purchase of its parent company, TPC Funding, LLC, by Fort Point Power, LLC. FPP Whitewater, LLC is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

          The Cottage Grove and Whitewater facilities each have a gas supply contract with two suppliers that collectively provide 100% of the expected gas requirements of each facility. One of the gas supply contracts at each facility is with Dynegy Marketing and Trade ("Dynegy Marketing"), an indirect wholly-owned subsidiary of Dynegy Holdings, Inc. ("Dynegy"). During 2002, a number of events negatively impacted Dynegy resulting in downgrades in Dynegy's credit ratings to non-investment grade by each of the major rating agencies and a reduction in available liquidity. Dynegy Marketing continues to meet its obligations under each facility's gas supply contracts, although future events effecting Dynegy or Dynegy Marketing may negatively impact or prevent Dynegy Marketing from meeting its obligations under the gas supply contracts. In the event Dynegy Marketing is unable to supply gas to the facilities, management believes that they will be able to obtain alternative natural gas or fuel oil supply to meet the supply needs of both facilities. However, management cannot provide any assurances that they will be able to obtain new fuel supply contracts at commercially equivalent terms.

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

          During November 2002, Moody's Investor Services ("Moody's") placed the Baa2 senior secured bond rating of Funding under review for possible downgrade. Moody's stated that the rating action reflected lower than anticipated financial coverage ratios driven in large part by increased operating expenses, particularly insurance, labor and maintenance costs. Moody's cited recent results being negatively impacted by unexpected outages. In addition, Moody's noted a downgrade of the Cottage Grove facility's principal customer.

Insurance

          The Company maintains an All Risk insurance program that renews annually each November. Recent events have adversely impacted all segments of the insurance industry in particular the type of equipment used at the Cottage Grove and Whitewater facilities. As a result, our insurance policy coverages will be at lower levels than we have historically procured, policy terms and conditions will be affected, levels of deductibles will increase and premiums will be significantly higher. The coverages obtained related to the November 2002 renewal have met the coverage levels as required under the indenture of the senior secured bonds.

Change in Control Termination

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a total of 23.22% direct and indirect interests in the Cottage Grove Partnership, a total of 24.17% direct and indirect interests in the Whitewater Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). During August 2002, Cogentrix Energy, Cogentrix Whitewater, Cogentrix Cottage Grove and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms.

Results of Operations

Cottage Grove

          Operating revenues increased approximately 5.8% to $12.7 million for the third quarter of 2002 as compared to $12.0 million for the corresponding period of 2001. This increase was primarily the result of an increase in commodity sales. The increase in commodity sales was attributable to a higher volume of sales of remarketed fuel to third party purchasers.

          Operating revenues decreased approximately 8.9% to $36.0 million for the nine months ended September 30, 2002 as compared to $39.5 million for the corresponding period of 2001. This decrease was primarily the result of decreases in service revenue. The decrease in service revenue resulted from a decrease in the variable energy rate charged to the purchasing utility and steam purchaser as a result of a decrease in natural gas prices.

          Operating expenses increased approximately 31.0% to $9.3 million for the third quarter of 2002 as compared to $7.1 million for the corresponding period of 2001. This increase was the result of an increase in cost of services and commodity sales expense. The increase in cost of services resulted primarily from an increase in maintenance costs, a component of cost of services, as a result of an unplanned outage which occurred during September 2002. See additional discussion under the heading "Liquidity and Capital Resources - Other Financial Information." Commodity cost of sales increased due to an increase in remarketed fuel sales to third party purchasers.

          Operating expenses decreased approximately 8.9% to $23.5 million for the nine-month period ended September 30, 2002 as compared to $25.8 million for the corresponding period of 2001. This decrease was primarily the result of a decrease in cost of services due to a decrease in fuel expense, a component of cost of services, as a result of decreased natural gas prices.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues increased approximately 5.1% to $14.5 million for the third quarter of 2002 as compared to $13.8 million for the corresponding period of 2001. This increase was primarily the result of an increase in service revenue as a result of an increase in megawatt hours sold to the purchasing utility.

          Operating revenues remained stable for the nine months ended September 30, 2002 as compared to the corresponding period of 2001. An increase in the megawatt hours sold to the purchasing utility was offset by a decrease in the variable energy rate charged to the purchasing utility.

          Operating expenses increased approximately 8.5% to $8.9 million for the third quarter of 2002 as compared to $8.2 million for the corresponding period of 2001. This increase was the result of an increase in fuel expense, a component of cost of services, resulting from an increase in megawatt hours sold to the purchasing utility.

          Operating expenses increased approximately 4.0% to $28.7 million for the nine months ended September 30, 2002 as compared to $27.6 million for the same period of 2001. This increase was the result of maintenance costs, a component of cost of services, incurred during an unscheduled outage during February 2002. See additional discussion under the heading "Liquidity and Capital Resources - Other Financial Information." This increase was partially offset by a decrease in fuel expense, another component of cost of services, resulting from a decrease in natural gas prices.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the nine-month period ending September 30, 2002 were net income of $3.5 million and a net $7.6 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $12.0 million were primarily used to make partner distributions of $4.5 million, repay $1.0 million of First Mortgage Bonds and fund $4.9 million of restricted cash.

     Whitewater

          The principal components of operating cash flow for the nine-month period ended September 30, 2002 were net income of $4.4 million, $0.6 million for depreciation and amortization of debt issuance and financing costs, a net $4.2 million of cash provided by changes in other working capital assets and liabilities, and amortization of unearned lease income, net of minimum lease payments received of $1.4 million. Cash flows provided by operating activities of $10.6 million were primarily used to make partner distributions of $1.7 million, repay $1.2 million of First Mortgage Bonds and fund $8.1 million of restricted cash.

     Other Financial Information

          On February 4, 2002, Whitewater experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The Partnership currently estimates the total cost of the outage to be approximately $7.7 million, of which $5.7 million has been covered under the Partnership's insurance policy. The Facility's portion of the cost of this unplanned outage was covered by cash flow from operations and management believes that this event will not adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.

          On September 9, 2002, Cottage Grove experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on September 23, 2002. The Partnership currently estimates the total cost of the outage to be approximately $1.3 million, none of which will be covered under the Partnership's insurance policy. Management expects that the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Cottage Grove's ability to meet its First Mortgage Bond obligations.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at September 30, 2002, equal to $7.2 million and $8.2 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide for letters of credit in a face amount not to exceed $5.0 million for Whitewater and $5.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of September 30, 2002, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and there were no amounts outstanding under the Whitewater letter of credit facility.

          In order to provide for the Partnerships' working capital needs, each Partnership maintains a working capital facility which expires in July 2007. Each working capital facility will provide for working capital loans in an aggregate principal amount not to exceed $3.0 million for each Partnership. No amounts were outstanding under the working capital facilities as of September 30, 2002.

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

PART I/ITEM 4.   CONTROLS AND PROCEDURES

          Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Funding, Cottage Grove and Whitewater required to be included in our periodic filings under the Exchange Act.

          Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART 2/ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
3.1	Certificate of Incorporation of LS Power Funding Corporation[1]
3.2	Bylaws of LS Power Funding Corporation[1]
3.3	Certificate of Limited Partnership of LSP-Cottage Grove, L.P. [1]
3.4	Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc. [1]
3.4.1	Amendment No. 1 to the Cottage Grove Partnership Agreement[2]
3.4.2	Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P.[3]
3.4.3	Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P.[4]
3.5	Certificate of Limited Partnership of LSP-Whitewater Limited Partnership[1]
3.6	Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. [1]
3.6.1	Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership[3]
3.6.2	Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership[3]
4.1

Trust Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as Supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee[1]

4.2

Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee) [1]

4.3

Trust and Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee)[1]

4.4

Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P., and LSP-Whitewater Limited Partnership[1]

4.5	Form of Senior Secured Bond (included in Exhibit 4.1)[1]
4.6	Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2)[1]
4.7	Form of Whitewater First Mortgage Bond (included in Exhibit 4.3)[1]
(b) Reports on Form 8-K
One report on Form 8-K was filed during the quarter covered by this report.
Current Report on Form 8-K, dated August 7, 2002, regarding the change in registrant's certifying accountant.
_____________________________________
[1]

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

[2]	Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 14, 1996.
[3]	Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998.
[4]	Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999.

SIGNATURES:   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

LS POWER FUNDING CORPORATION
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 14, 2002

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 14, 2002

LSP-WHITEWATER LIMITED PARTNERSHIP

By:        LSP-Whitewater I, Inc.
Its:         General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:     November 14, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Mark F. Miller, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of LS Power Funding Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 s/ MARK F. MILLER Mark F. Miller President

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Thomas F. Schwartz, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of LS Power Funding Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 s/ THOMAS F. SCHWARTZ Thomas F. Schwartz Chief Financial Officer

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
September 30, 2002 and December 31, 2001
(Dollars in thousands, except share and par value per share data)

	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	5,204	4,560
Interest receivable on First Mortgage Bonds	6,330	-
Total current assets	11,535	4,561

INVESTMENT IN FIRST MORTGAGE BONDS	318,933	321,804
Total assets	$ 330,468	$ 326,365

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds payable	$ 5,204	$ 4,560
Interest payable on Senior Secured Bonds Payable	6,330	-
Total current liabilities	11,534	4,560

SENIOR SECURED BONDS PAYABLE	318,933	321,804
Total liabilities	330,467	326,364

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1
Total stockholders' equity	1	1
Total liabilities and stockholders' equity	$ 330,468	$ 326,365

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands, except per share and earnings per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

INTEREST INCOME	$ 6,330	$ 6,400	$ 19,071	$ 19,260

INTEREST EXPENSE	6,330	6,400	19,071	19,260

NET INCOME	$ -	$ -	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
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

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2002, the statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 2002, and the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

LSP-COTTAGE GROVE, L.P.
BALANCE SHEETS
September 30, 2002 and December 31, 2001
(In thousands)

	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1,981	$ 728
Restricted cash	4,911	61
Accounts receivable	3,671	4,354
Fuel inventories	579	1,197
Spare parts inventories	107	135
Other current assets	162	935
Total current assets	11,411	7,410

NET INVESTMENT IN LEASE	236,540	237,118
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated
amortization of $2,133 and $1,855, respectively	5,139	5,267
NOTE RECEIVABLE FROM AFFILIATE	7,212	7,000
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	384	384
Total assets	$ 260,687	$ 257,180

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of First Mortgage Bonds payable	$ 2,429	$ 2,129
Accounts payable	2,437	1,795
Accrued interest payable	2,955	-
Other accrued expenses	2,043	101
Total current liabilities	9,864	4,025

FIRST MORTGAGE BONDS PAYABLE	148,899	150,240
Total liabilities	158,763	154,265

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	101,924	102,915
Total liabilities and partners' capital	$ 260,687	$ 257,180

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES:
Lease revenue	$ 5,329	$ 5,337	$ 16,000	$ 16,006
Service revenue	6,395	6,324	17,557	21,278
Commodity sales	971	330	2,189	2,019
Other	-	-	238	235
	12,695	11,991	35,984	39,538

OPERATING EXPENSES:
Cost of services	8,386	6,693	21,387	23,434
Commodity cost of sales	931	387	2,085	2,385
	9,317	7,080	23,472	25,819

OPERATING INCOME	3,378	4,911	12,512	13,719

OTHER INCOME (EXPENSE):
Interest expense	(3,074)	(3,094)	(9,231)	(9,285)
Interest income	60	136	192	508

NET INCOME	$ 364	$ 1,953	$ 3,473	$ 4,942

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,473	$ 4,942
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	278	258
Amortization of unearned lease income	(16,000)	(16,006)
Minimum lease payments received	16,578	15,795
Decrease in accounts receivable - trade	683	6,249
Decrease in fuel inventories	618	177
Decrease in spare parts inventories	28	16
Decrease (increase) in other current assets	773	(116)
Increase (decrease) in accounts payable	642	(3,083)
Increase in interest payable	2,955	2,988
Increase (decrease) in accrued expenses	1,942	(1,169)
Net cash flows provided by operating activities	11,970	10,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(4,850)	(4,793)
Net cash flows used in investing activities	(4,850)	(4,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of First Mortgage Bonds	(1,041)	(774)
Partner distributions	(4,464)	(3,668)
Increase in note receivable from affiliate	(212)	(211)
Increase in deferred financing costs	(150)	-
Net cash flows used in financing activities	(5,867)	(4,653)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,253	605

CASH AND CASH EQUIVALENTS, beginning of period	728	1,212

CASH AND CASH EQUIVALENTS, end of period	$ 1.981	$ 1,817

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2002 and the statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2002, and the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

          On April 29, 2002, Cogentrix Cottage Grove, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a total of 23.22% direct and indirect interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction was expected to occur immediately prior to the closing of the Merger transaction. During August 2002, Cogentrix Cottage Grove, Cogentrix Energy and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms in conjunction with Cogentrix Energy and Aquila, Inc. agreeing to terminate the Merger.

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

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2002, are as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$468,862 (232,322) $236,540

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     CREDIT AGREEMENT

          The Partnership's original credit agreement, which was to have expired on its terms in June 2002, was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitment fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through September 30, 2002, no working capital loans had been issued under the Credit Agreement. The Partnership has issued a $500,000 letter of credit under the Credit Agreement to secure certain obligations of the Partnership under the Power Purchase Agreement.

5.     UNSCHEDULED OUTAGE

          On September 9, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted September 23, 2002. The Partnership currently estimates the total cost of the outage to be approximately $1,300,000, which is included in cost of services in the statements of income. A portion of these costs may be covered by the turbine vendor. Management expects that the Partnership's portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Cottage Grove's ability to meet its First Mortgage Bonds obligations.

LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
September 30, 2002 and December 31, 2001
(In thousands)

	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 706	$ 1,438
Restricted cash	8,134	61
Accounts receivable - trade	5,434	4,319
Accounts receivable - other	238	1,072
Fuel inventories	1,036	1,517
Spare parts inventories	294	200
Other current assets	280	1,264
Total current assets	16,122	9,871

NET INVESTMENT IN LEASE	260,651	262,064
GREENHOUSE FACILITY, net of accumulated
depreciation of $2,134 and $1,805, respectively	6,676	6,991
DEBT ISSUANCE AND FINANCING COSTS, net of
accumulated amortization of $2,169 and $1,887, respectively	5,194	5,337
NOTE RECEIVABLE FROM AFFILIATE	8,248	7,993
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	570	570
Total assets	$ 297,462	$ 292,827

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILTIES:
Current portion of First Mortgage Bonds payable	$ 2,774	$ 2,431
Accounts payable	2,847	2,837
Accrued interest payable	3,375	-
Other accrued expenses	402	677
Total current liabilities	9,398	5,945

FIRST MORTGAGE BONDS PAYABLE	170,033	171,564
Total liabilities	179,431	177,509

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	118,031	115,318
Total liabilities and partners' capital	$ 297,462	$ 292,827

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES:
Lease revenue	$ 5,804	$ 5,835	$ 17,442	$ 17,427
Service revenue	8,265	7,705	22,639	22,572
Commodity sales	195	66	990	1,576
Greenhouse revenue	224	173	1,837	1,746
Other	16	13	456	416
	14,504	13,792	43,364	43,737

OPERATING EXPENSES:
Cost of services	8,174	7,627	25,760	24,237
Commodity cost of sales	179	66	915	1,562
Greenhouse	528	508	2,001	1,819
	8,881	8,201	28,676	27,618

OPERATING INCOME	5,623	5,591	14,688	16,119

OTHER INCOME
(EXPENSE):
Interest expense	(3,494)	(3,524)	(10,512)	(10,565)
Interest income	71	146	225	541

NET INCOME	$ 2,200	$ 2,213	$ 4,401	$ 6,095

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,401	$ 6,095
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of debt issuance and financing costs	282	262
Depreciation	330	327
Amortization of unearned lease income	(17,442)	(17,427)
Minimum lease payments received	18,855	18,099
(Increase) decrease in accounts receivable - trade	(1,115)	3,807
Decrease in accounts receivable - other	834	658
Decrease in fuel inventories	481	495
Increase in spare parts inventories	(94)	(43)
Decrease (increase) in other current assets	984	(60)
Increase in accounts payable	10	1,639
Increase in accrued interest payable	3,375	3,412
Decrease in accrued expenses	(275)	(5,359)
Net cash flows provided by operating activities	10,626	11,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	(15)	-
Increase in restricted cash	(8,073)	(7,352)
Net cash flows used in investing activities	(8,088)	(7,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of First Mortgage Bonds	(1,188)	(883)
Partner distributions	(1,688)	(4,023)
Increase in note receivable from affiliate	(255)	(241)
Increase in deferred financing costs	(139)	-
Net cash flows used in financing activities	(3,270)	(5,147)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(732)	(594)

CASH AND CASH EQUIVALENTS, beginning of period	1,438	1,794

CASH AND CASH EQUIVALENTS, end of period	$ 706	$ 1,200

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2002 and the statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2002 and the results of its operations for the three-month and nine-month periods and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

          On April 29, 2002, Cogentrix Whitewater, Cogentrix Energy and certain other wholly-owned subsidiaries of Cogentrix Energy (the "Affiliated Entities") entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"), whereby GECC was expected to purchase a total of 24.17% direct and indirect interest in the Partnership and other interests owned by the Affiliated Entities (the "Purchase Agreement"). Concurrently with the execution of this Purchase Agreement, Cogentrix Energy entered into a definitive agreement with certain subsidiaries of Aquila, Inc. (formerly Utilicorp United) for those subsidiaries to acquire all of the outstanding common stock of Cogentrix Energy (the "Merger"). The closing of the Purchase Agreement transaction was expected to occur immediately prior to the closing of the Merger. During August 2002, Cogentrix Whitewater, Cogentrix Energy and the Affiliated Entities terminated the Purchase Agreement with GECC, pursuant to its terms in conjunction with Cogentrix Energy and Aquila, Inc. agreeing to terminate the Merger.

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

3.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2002, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$503,126 (242,475) $260,651

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

4.     CREDIT AGREEMENT

          The Partnership's original credit agreement, which was to have expired on its terms in June 2002, was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitments fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no advances or letters of credit outstanding under the Credit Agreement at September 30, 2002.

5.     UNSCHEDULED OUTAGE

          On February 4, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The total cost of the outage was approximately $7,700,000 of which approximately $5,650,000 was covered under the Partnership's insurance policy. Prior to September 30, 2002, all insurance proceeds were received. The uninsured portion of the unplanned outage was covered by cash flow from operations and management does not believe this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.