Form 10-K
period 2002-12-31
LS POWER FUNDING CORP
filed 2003-03-31
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended
December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes [ Ö ]       No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
      Yes [   ]       No[ Ö ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP
Index To the Annual Report on Form 10-K

PART I	Page
Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	3 18 18 18
PART II
Item 5 Item 6. Item 7. Item 8. Item 9. ..

Market for Registrant's Common Equity and Related Stockholder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results
  of Operations
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure

18 18 20 24 24
PART III
Item 10. Item 11. Item 12. Item 13. Item 14.

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships and Related Transactions
Controls and Procedures

25 26 26 27 28
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	28

Signatures Certifications Financial Statement Index Exhibits Index		29 32 F-1 E-1

PART I/ITEM 1. BUSINESS

Organization

     Cottage Grove

          LSP-Cottage Grove, L.P. ("Cottage Grove") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner of Cottage Grove is LSP-Cottage Grove, Inc., a Delaware corporation which is an indirect, wholly-owned subsidiary of Cogentrix Energy, Inc. ("Cogentrix Energy"). Another indirect subsidiary of Cogentrix Energy owns an approximately 72% limited partnership interest. TPC Cottage Grove, Inc. ("TPC Cottage Grove"), a Delaware corporation, owned the remaining approximately 27% limited partnership interest. On September 4, 2002, TPC Cottage Grove converted to a limited liability company and changed its name to FPP Cottage Grove, LLC ("FPP Cottage Grove") in conjunction with the purchase of its parent company, TPC Funding, LLC by Fort Point Power, LLC. FPP Cottage Grove is not affiliated with Cogentrix Energy.

     Whitewater

          LSP-Whitewater Limited Partnership ("Whitewater", and collectively with Cottage Grove, the "Partnerships") is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner of Whitewater is LSP-Whitewater I, Inc., a Delaware corporation (along with LSP-Cottage Grove, Inc., the "General Partners", and each individually a "General Partner"), which is also an indirect, wholly-owned subsidiary of Cogentrix Energy. Another indirect subsidiary of Cogentrix Energy owns an approximately 73% limited partnership interest. TPC Whitewater, Inc. ("TPC Whitewater"), a Delaware corporation, owned the remaining approximately 26% limited partnership interest. On September 4, 2002, TPC Whitewater converted to a limited liability company and changed its name to FPP Whitewater, LLC ("FPP Whitewater") in conjunction with the purchase of its parent company, TPC Funding, LLC by Fort Point Power, LLC. FPP Whitewater is not affiliated with Cogentrix Energy.

     Cogentrix Energy

          Cogentrix Energy is a closely held corporation which is principally engaged in the business of acquiring, developing, owning and operating electric power generation facilities primarily in the United States. Cogentrix Energy sells electricity and steam, principally under long-term power purchase and steam sales agreements. Cogentrix Energy currently owns - entirely or in part - a total of 24 electric generating plants in the United States and one in the Dominican Republic. Cogentrix Energy's 25 plants are designed to operate at a total production capability of approximately 6,075 megawatts. After taking into account Cogentrix Energy's part interests in the 18 plants that it does not wholly-own, which range from 1.6% to approximately 74.2%, its net equity interest in the total production capability of its 25 electric generating plants is approximately 3,269 megawatts. Cogentrix Energy currently operates 12 of its facilities, 10 of which were developed and constructed by Cogentrix Energy.

          Cogentrix Energy also has an ownership interest in and will operate two facilities currently under construction in Mississippi. Once these facilities begin operation, Cogentrix Energy will have ownership interests in a total of 26 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,695 megawatts. Cogentrix Energy's net equity interest in the total production capability of those 27 facilities will be approximately 4,889 megawatts.

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

          All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP" or, as the context requires, the "Power Purchaser") under a 30-year power purchase agreement (the "Cottage Grove Power Purchase Agreement") which runs through October 2027. The thermal energy generated by the Cottage Grove Facility is sold in the form of steam to 3M under a 30-year steam supply agreement. Natural gas for the Cottage Grove Facility is purchased pursuant to 20-year contracts with Dynegy Marketing and Trade (formerly Natural Gas Clearinghouse) ("Dynegy") and Aquila Energy Marketing Corporation ("Aquila"), a subsidiary of Aquila, Inc. Interstate gas transportation is provided by Northern Natural Gas Company ("Northern Natural"), and local gas transportation is provided by Peoples Natural Gas Company ("Peoples"), a division of Aquila, Inc., each pursuant to a 20-year contract subject to a 10-year renewal option. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Cottage Grove Facility is designed to operate as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Energy Price Changes, Interest Rates and Inflation" for additional discussion related to Dynegy and Aquila.

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

          Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Power Purchaser") pursuant to a 25-year power purchase agreement expiring in September 2022, as amended (the "Whitewater Power Purchase Agreement" and, collectively with the Cottage Grove Power Purchase Agreement, the "Power Purchase Agreements"). Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Whitewater Facility is provided in the form of steam to the University of Wisconsin-Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005 and in the form of hot water to a greenhouse owned by Whitewater and located adjacent to the Whitewater Facility (the "Greenhouse"). Natural gas for the Whitewater Facility is purchased pursuant to 20-year contracts with Dynegy and Aquila. Interstate gas transportation is provided by Northern Natural pursuant to a 20-year contract subject to a 10-year renewal option, and local gas transportation is provided by Wisconsin Natural Gas Company ("WNG") pursuant to a 25-year contract with two five-year renewal options. Additionally, Northern Natural provides gas storage services pursuant to a 20-year contract subject to a 10-year renewal option. The Whitewater Facility is designed to operate as a QF under PURPA and the regulations promulgated thereunder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Energy Price Changes, Interest Rates and Inflation" for additional discussion related to Dynegy and Aquila.

Project Management

          Cogentrix Energy provides certain management and administration services to the Partnerships. See Part III/Item 13 - "Certain Relationships and Related Transactions".

Operations And Maintenance

     Operations And Maintenance Agreements

          The Cottage Grove and Whitewater Facilities are operated by LSP-Cottage Grove, Inc. and LSP-Whitewater I, Inc. (the "Operator" and collectively, the "Operators"), respectively, pursuant to operations and maintenance agreements (an "O&M Agreement" and collectively, the "O&M Agreements"). Under each O&M Agreement, the Operators are required to provide certain services during commercial operation. As compensation for their services, the Operators are reimbursed under each O&M Agreement on a monthly basis for certain approved costs incurred in connection with operating the related Facility. In addition, the Operators receive an annual management fee of $350,000 (subject to adjustment each year based on specified indices published by the United States Bureau of Labor Statistics) during the operational years of each Facility. The Partnerships contract directly with certain subcontractors for materials and services which are outside the scope of the Operators' obligations under the O&M Agreements, including major maintenance of the Facilities. The Operators are also subject to an annual performance bonus or penalty payment depending on each Facility's availability relative to certain performance criteria reflecting aspects of similar criteria contained in each Facility's Power Purchase Agreement. Furthermore, they are subject to a penalty payment depending upon each Facility's ability to produce an uninterrupted supply of thermal energy.

     Parts Agreements

          Each of the Cottage Grove and Whitewater Facilities has a parts agreement (a "Parts Agreement" and collectively, the "Parts Agreements") with Westinghouse Electric Corporation ("Westinghouse Electric"). Under each Parts Agreement, Westinghouse Electric provides a spare set of certain major combustion turbine parts (including combustors, fuel nozzles, transitions, turbine blades and vanes and various other items), and repairs or replaces specified parts during certain scheduled and unscheduled outages of the related Facility. Pursuant to each Parts Agreement, which expires at the earlier of (i) reaching 2,400 equivalent starts or 48,000 hours equivalent operating hours as determined in accordance with the applicable Westinghouse Electric service bulletin or (ii) 15 years after provisional acceptance of the related Facility, Westinghouse Electric is paid an annual fee of $976,833 (subject to an inflation adjustment each year based on specified indices published by the United States Bureau of Labor Statistics or upwards adjustment based on operations of the facility) for 12 years. In addition, Westinghouse Electric provides certain Westinghouse Electric parts at a discount from the list price for the life of the related Facility and repairs certain parts at cost plus a certain percentage markup for the duration of the financing of such Facility.

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

          Following the 10th anniversary of the Cottage Grove Commercial Operations Date, if NSP fails to obtain, or is denied authorization by any governmental authority having jurisdiction over NSP's retail rates and charges, to recover from its customers any payments made to Cottage Grove under the Cottage Grove Power Purchase Agreement, any such disallowance will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest at 8.7% per annum. Within 30 days after Cottage Grove's First Mortgage Bonds have been fully retired, NSP may begin reducing payments to Cottage Grove to (i) ensure the payments are in-line with Minnesota Public Utility Commission rates and (ii) begin amortizing the balance in the tracking account. Should NSP exercise its right to reduce payments, the maximum reduction is 75% of the capacity payment otherwise due for the period.

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

          Whitewater has agreed to reimburse the DOA for costs up to $500,000 incurred to repair and recondition one of UWW's existing steam boilers for use as a back-up boiler and to modify the operations of the UWW heating plant where its boilers are located. Whitewater has also agreed to pay the annual costs to maintain the back-up boiler in a standby mode. During the years ended December 31, 2002, 2001 and 2000, no additional amounts were paid for repair of the boiler.

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

Commodity Natural Gas Sales

          As discussed below under the heading "Gas Supply", Cottage Grove and Whitewater have the ability, subject to certain minimum requirements, to purchase natural gas inventories in order to manage the expected fuel demand at their respective Facility. Each Partnership manages its natural gas inventory levels and in the event excess inventory is on hand, each partnership sells the excess natural gas directly to third parties or between the Partnerships.

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

Gas Transportation

     Cottage Grove

          Cottage Grove has various gas transportation agreements with Northern Natural (collectively, the "Cottage Grove Northern Transportation Agreements") pursuant to an agreement among Cottage Grove, Northern Natural and Peoples (the "Cottage Grove Letter Agreement"). The Cottage Grove Letter Agreement and the Cottage Grove Northern Transportation Agreements (the "Cottage Grove Northern Agreements") have a term of 20 years, subject to a 10-year option to renew by Cottage Grove, and set forth the terms and conditions under which Northern Natural agrees to transport on both a firm and interruptible basis the gas purchased by Cottage Grove pursuant to the Cottage Grove Gas Supply Contracts. Under the Cottage Grove Northern Agreements, gas is transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and Peoples (the "Cottage Grove TBS") on a firm basis. Subject to certain restrictions (including minimum and maximum injection and withdrawal rates), the Cottage Grove Northern Agreements also provide firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Cottage Grove Facility for approximately 29 days. Based on the execution of short-term storage capacity release activities, resulting available Northern market zone firm storage service capacity is presently sufficient to supply the Cottage Grove Facility for approximately seven days.

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

          Under the Cottage Grove Letter Agreement, Peoples has agreed to release to Cottage Grove 34,120 MMBtu/day of firm capacity it currently holds on Northern Natural's system for gas transportation under the Cottage Grove Transportation Agreements from the Demarcation Point to the Cottage Grove TBS. Northern Natural has agreed to construct, maintain and own at its expense the Cottage Grove TBS and other facilities necessary to effectuate the services described above. In order to secure its payment obligations under the Cottage Grove Letter Agreement, if the rating on the Senior Secured Bonds falls below investment grade, Cottage Grove may be required to obtain a guarantee or a letter of credit from an investment grade entity. Based on Northern Natural's effective FERC approved gas tariff, the amount of security for payment obligations could be as much as $3.2 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Rating Agency Action."

          The Peoples Agreement provided for the construction of an approximately one mile long pipeline at Peoples' expense from the Cottage Grove TBS to the Cottage Grove Facility. The agreement designates Peoples as Cottage Grove's agent with respect to nominations on Northern Natural's system and requires Peoples to deliver gas, if available, to Cottage Grove in case of a failure of any of Cottage Grove's supplies under the Cottage Grove Gas Supply Contracts. In addition, the Peoples Agreement provides various balancing services which augment the balancing rights held by Cottage Grove under the Cottage Grove Northern Agreements. For up to 20 days of each "heating period" (i.e., an interval beginning December 1 and extending to the end of the following February) Peoples has the option to retain the gas destined for the Cottage Grove Facility for its own use, subject to proper notice and the reimbursement of Cottage Grove for replacement fuel costs. In consideration for such option, Cottage Grove receives a monthly payment of $116,480, escalated each year based on specified indices, published during the heating period. In addition, on any day during each heating period on which Cottage Grove nominates a quantity of gas and transportation from the Gas Suppliers and Northern Natural less than 29,120 MMBtu, Peoples may require Cottage Grove to nominate and deliver to Peoples the difference between the quantities actually nominated and 29,120 MMBtu, subject to compliance with Northern Natural's tariffs, agreement between Peoples and NSP and payment to Cottage Grove of its actual cost of gas and gas transportation with respect to such differential quantities.

     Whitewater

          Whitewater has various gas transportation agreements with Northern Natural (collectively, the "Whitewater Northern Agreements"). The Whitewater Northern Agreements have a term of 20 years, with a 10-year option to renew by Whitewater, and set forth the terms and conditions under which Northern Natural agrees to transport, on both a firm and interruptible basis, the gas purchased by Whitewater pursuant to the Whitewater Gas Supply Contracts. Under the Whitewater Northern Agreements, gas will be transported from Northern Natural's field zone to the Demarcation Point on an interruptible basis, and from the Demarcation Point to the interconnection of the facilities of Northern Natural and WNG (the "Whitewater TBS") on a firm basis. Subject to certain restrictions (including the minimum and maximum injection and withdrawal rates), the Whitewater Northern Agreements also provide for firm storage service at Northern Natural's gas storage facility in the market zone of an aggregate volume of gas sufficient to supply the Whitewater Facility for approximately 18 days. Based on the execution of short-term storage capacity release activities, resulting available Northern market zone firm storage service capacity is presently sufficient to supply the Whitewater Facility for approximately nine days. Finally, the Whitewater Northern Agreements provide for interruptible storage service at Northern Natural's gas storage facility in the market area, subject to its availability.

          Under the Whitewater Northern Agreements, Northern Natural agrees to provide 30,400 MMBtu/day of firm capacity for the transportation of gas from the Demarcation Point to the Whitewater TBS. Northern Natural has also agreed to construct, maintain and own the Whitewater TBS and other facilities necessary to effectuate the services described above. As a contribution toward the cost of these facilities, Whitewater made a payment to Northern Natural of $2,500,000. In order to secure its payment obligations under the Whitewater Northern Agreements, if the rating on the Senior Secured Bonds falls below investment grade, Whitewater may be required to obtain a guarantee or a letter of credit from an investment grade entity. Based on Northern Natural's effective FERC approved Gas Tariff, the amount of security for payment obligations could be as much as $3.2 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Rating Agency Action."

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

          Whitewater has an agreement, as amended, with Wisconsin Power & Light Company ("WP&L") which provides WP&L with the ability to purchase a portion of Whitewater's daily gas supply and interstate transportation capacity in return for the payment of a monthly fee to Whitewater and reimbursement of Whitewater's incremental costs (the "WP&L Agreement"). The WP&L Agreement permits WP&L to purchase from Whitewater up to 15,000 MMBtu/day of gas and up to 10,400 MMBtu/day of interstate transportation capacity, not to exceed in the aggregate 508,000 MMBtu/year of combined gas and transportation capacity. In consideration therefore, WP&L pays Whitewater a monthly fee of $58,500 and the incremental costs incurred for replacement gas or fuel oil, including transportation. The term of the WP&L Agreement expired in October 2002 on its terms.

Dependence On Third Parties

          Each Partnership is highly dependent on a single utility for purchases of electric generating capacity and energy from its respective Facility, a single operator to perform the operation and maintenance of its respective Facility and, in the case of the Cottage Grove Facility, a single steam purchaser for purchases of thermal energy. In addition, each Partnership has contracted with only two gas companies, Aquila and Dynegy, to supply the expected gas requirements of the Facilities, has contracted with a single interstate gas transporter, Northern Natural, to transport gas, and has contracted with a single gas distributor, Aquila Networks. Any material breach by any one of these parties of their respective obligations to either Partnership could affect the ability of the applicable Partnership to make payments under its First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of a Partnership to make payments to Funding with respect to such Partnership's First Mortgage Bonds and consequently Funding's ability to make payments on the Senior Secured Bonds. If a project agreement were to be terminated due to a breach of such project agreement, the affected Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Energy Price Changes, Interest Rates and Inflation" for additional discussion related to Dynegy and Aquila.

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

          The Energy Policy Act of 1992 (the "Policy Act") expands certain exemptions previously available under PURPA and provides for the ability of independent power producers to compete in a non-regulated fashion without having to qualify as QFs under PURPA. In addition, over the last several years, various state utility commissions have opened the electric generation and sales market to competition not only from QFs but also to non-QF independent power producers and competitive proposals from other utilities and power marketers. These developments have often required that independent power projects must now be viewed as "least-cost" with such a showing being demonstrated through a competitive procurement process, such as those which resulted in the selection of the Cottage Grove Facility and Whitewater Facility.

Regulation

     General

          The Partnerships are required to comply with numerous Federal, state and local statutory and regulatory standards and obtain and maintain numerous permits and approvals relating to energy, the environment and other laws required for the operation of the Facilities. The permits and regulatory approvals that have been issued to the Partnerships contain certain conditions. There can be no assurance that either Facility will continue to operate in accordance with the conditions established by the permits or approvals or that the Partnerships or third parties will be able to obtain any outstanding permits required for the operation of the Facilities. Laws and regulations affecting Funding, the Partnerships and the Facilities may change during the period in which the Senior Secured Bonds are scheduled to be outstanding, and such changes could adversely affect Funding or the Partnerships. For example, changes in laws or regulations (including but not limited to environmental laws and regulations) could impose more stringent or comprehensive requirements on the operation or maintenance of the Facilities, resulting in increased compliance costs or the reduction of certain benefits currently available to the Partnerships, or could expose Funding or the Partnerships to liabilities for previous actions taken in compliance with all laws in effect at the time or for actions taken by or conditions caused by unrelated third parties. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance, although not materially.

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

          The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because the Facilities were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to the Partnerships under the 1990 Amendments at the Facilities is expected to be minimal. The costs of applying for and obtaining operating air permits are not anticipated to be significant. Both Partnerships have applied for Title V permits. Cottage Grove has received its Title V operating permit while the Whitewater permit is pending.

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

          The EPA has recently proposed to control HAP emissions from stationary combustion turbines. Each of these combustion turbines are of the type and are operated such that the proposed regulation will require only more reporting requirements and not additional control technology. This regulation is proposed and the final regulation may or may not be more or less stringent than that proposed.

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

          In December 1999, the EPA issued a final rule requiring reductions of NOx emissions from 392 generating and other facilities in 12 Eastern and Midwestern States by May of 2003. This rule responds to petitions by Northeastern States under CAA Section 126 for controls on upwind NOx emission sources, which the states demonstrated prevents them from attaining the ozone ambient standard. The Section 126 rule is an alternative to the NOx SIP Call rule and is very similar in structure. A January 2002 EPA memorandum discusses EPA's intent to harmonize the compliance dates for the NOx SIP Call and the Section 126 Rule. It is EPA's intent to establish May 31, 2004 as the compliance date for all affected sources, subject to the completion of EPA's response to the related court decision. As a result, the compliance date has been delayed until the 2004 ozone season and there is an expected date certain. The Facilities are not expected to be subject to these rules.

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

          Emergency Planning and Community Right-to-Know Act.  In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. If oil is burned at all, the Facilities will be required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels for the 1998 reporting year. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community. We have complied with this reporting requirement.

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

Whitewater

          Whitewater owns a 35-acre tract of land located in the City of Whitewater, Wisconsin on which the Whitewater Facility and the substation for the Facility were constructed (the "Whitewater Site") and a 61-acre tract of land in which a portion of the transmission right of way is included. Whitewater also owns a 93-acre tract of land, adjacent to the Whitewater Site and located in the City of Whitewater, Wisconsin, on which the Greenhouse was constructed.

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

Statements of Income Data (dollars in thousands):
For the Years Ending December 31, 2002 2001 2000 1999 1998
Funding: Interest income Interest expense Net income	$25,401 25,401 $ -	$25,660 25,660 $ -	$25,846 25,846 $ -	$25,886 25,886 $ -	$25,886 25,886 $ -
Cottage Grove: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense, net Net income	$49,433 30,997 18,436 - (12,068) $ 6,368	$50,826 31,823 19,003 - (11,774) $ 7,229	$55,349 37,473 17,876 185 (11,706) $ 6,355	$44,726 25,772 18,954 4,022 (11,465) $11,511	$44,800 25,063 19,737 - (11,246) $ 8,491
Whitewater: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense and other, net Net income	$58,167 38,053 20,114 - (13,722) $ 6,392	$56,576 34,710 21,866 - (13,417) $ 8,449	$62,738 40,060 22,678 180 (13,107) $ 9,751	$51,494 28,393 23,101 2,235 (13,166) $12,170	$51,326 29,320 22,006 - (13,096) $ 8,910

Balance Sheets Data (dollars in thousands):
December 31, 2002 2001 2000 1999 1998
Funding: Current assets Total assets Current liabilities Total long-term debt Stockholders' equity	$ 5,870 321,805 5,869 315,935 1	$ 4,561 326,365 4,560 321,804 1	$ 3,315 329,679 3,314 326,364 1	$ 2,323 332,001 2,322 329,678 1	$ 1 332,001 - 332,000 1
Cottage Grove: Unrestricted current assets Restricted cash Net investment in lease Total assets Current liabilities Total long-term debt Partners' capital	$ 8,948 168 236,338 258,102 6,338 147,500 104,264	$ 7,349 61 237,118 257,180 4,025 150,240 102,915	$ 11,823 363 236,834 261,808 8,712 152,369 100,727	$ 8,172 244 236,655 257,595 3,273 153,916 100,406	$ 9,320 7,827 235,566 265,012 7,808 155,000 102,204
Whitewater: Unrestricted current assets Restricted cash Net investment in lease Total assets Current liabilities Total long-term debt Partners' capital	$ 11,290 168 260,158 292,157 6,982 168,435 116,740	$ 9,810 61 262,064 292,827 5,945 171,564 115,318	$ 12,278 372 262,940 296,993 8,641 173,995 114,357	$ 13,593 253 263,540 298,740 8,811 175,762 114,167	$ 9,514 6,289 263,048 300,265 9,150 177,000 114,115

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

          Cottage Grove and Whitewater maintain All Risk insurance programs that renew annually each November. Recent events have adversely impacted all segments of the insurance industry in particular the type of equipment used at the Cottage Grove and Whitewater Facilities. As a result, their insurance policy coverages will be at lower levels than have historically been procured, policy terms and conditions will be affected, levels of deductibles will increase and premiums will be significantly higher. The coverages obtained related to the November 2002 renewal have met the coverage levels as required under the indenture of the senior secured bonds.

Results Of Operations - 2002

     Cottage Grove

          Operating revenues for the years ended December 31, 2002 and 2001 consisted primarily of lease revenue of approximately $21.3 million for both years and service revenue of $22.5 million and $26.0 million, respectively. While lease revenues remained consistent between the two years, service revenue decreased 13.5% as a result of a decrease in the variable energy rate charged to the purchasing utility and steam purchaser as a result of a decrease in natural gas prices.

          Operating expenses for the years ended December 31, 2002 and 2001 consisted primarily of costs of services of $26.1 million and $28.4 million, respectively. Cost of services decreased 8.1% for the year ended December 31, 2002 as compared to the corresponding period of 2001. This decrease was primarily the result of a decrease in fuel expense, a component of cost of services, as a result of a decrease in natural gas prices. Included in cost of services for 2002 are the approximately $1.3 million of maintenance costs related to an unscheduled outage during September 2002. See "- Liquidity and Capital Resources - Other Financial Information."

          Interest expense of approximately $12.3 million and $12.4 million for the years ended December 31, 2002 and 2001, respectively, consisted primarily of interest expense on the First Mortgage Bonds and the amortization o f the costs incurred to issue the bonds.

     Whitewater

          Operating revenues for the years ended December 31, 2002 and 2001 consisted primarily of lease revenue of approximately $23.2 million and $23.3 million, respectively, and service revenue of $28.8 million and $28.5 million, respectively. Lease revenues remained consistent between the two years. The slight increase of 1.1% in service revenue was the result of an increase in the megawatt hours sold to the purchasing utility, which was offset by a decrease in the variable energy rate charged to the purchasing utility as a result of a decrease in natural gas prices.

          Operating expenses for the years ended December 31, 2002 and 2001 consisted primarily of costs of services of $32.6 and $30.6, respectively. This 6.5% increase was a result of an increase in maintenance costs, a component of costs of services, incurred during an unscheduled outage during February 2002 (see "-Liquidity and Capital Resources - Other Financial Information"), which was partially offset by a decrease in fuel expense, another component of cost of services, resulting from a decrease in natural gas prices.

          Interest expense of $14.0 million and $14.1 million for the years ended December 31, 2002 and 2001, respectively, consisted primarily of interest expense on the First Mortgage Bonds and the amortization costs incurred to issue the bonds.

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

Facility Construction

     Cottage Grove

          During the year ended December 31, 2000, Cottage Grove agreed to release Westinghouse Electric, the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and reduced the existing letter of credit from $2.5 million to $2.0 million which was provided to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric paid Cottage Grove approximately $0.2 million which the Partnership recorded as an additional gain on sales-type capital lease during the year ended December 31, 2000.

     Whitewater

          During the year ended December 31, 2000, Whitewater agreed to release Westinghouse Electric, the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and reduced the existing letter of credit from $2.5 million to $2.0 million which was provided to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric paid Whitewater approximately $0.2 million which the Partnership recorded as an additional gain on sales-type capital lease during the year ended December 2000.

Liquidity And Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the year ended December 31, 2002 were net income of $6.4 million, a $0.4 million adjustment for amortization of debt issuance and financing costs and a net $0.5 million of cash provided by changes in other working capital assets and liabilities and the amortization of unearned lease income, net of minimum lease payments received of $0.8 million. Cash flow provided by operating activities of $8.1 million was primarily used to make partner distributions of $5.0 million, and repay $2.1 million of First Mortgage Bonds.

     Whitewater

          The principal components of operating cash flow for the period ended December 31, 2002 were net income of $6.4 million, a $0.8 million adjustment for depreciation and amortization of debt issuance and financing costs, and minimum lease payments received, net of amortization of unearned lease income of $1.9 million which were offset by a net $0.5 million of cash used by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $8.6 million was primarily used to make partner distributions of $5.0 million, and repay $2.4 million of First Mortgage Bonds.

     Rating Agency Action

          On March 11, 2003, Moody's Investor Services ("Moody's") announced its decision to downgrade the rating of the LS Power Funding senior unsecured bonds from Baa2 to Baa3 as a result of lower than forecasted debt service coverage ratios, forced outages incurred during 2002 and a decline in credit quality of its gas suppliers. Moody's has deemed the rating outlook to be negative.

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

          On September 9, 2002, Cottage Grove experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on September 23, 2002. The Partnership currently estimates the total cost of the outage to be approximately $1.3 million, none of which will be covered under the Partnership's insurance policy. Of this amount, approximately $1.0 million is currently subject to dispute and may be recovered by Cottage Grove. Management expects that the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Cottage Grove's ability to meet its First Mortgage Bond obligations.

          During February 2003, Cottage Grove experienced an additional unplanned outage. This outage may reduce Cottage Grove's bonus peak period capacity payment by approximately $0.3 million for the year ending December 31, 2003.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as required by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at December 31, 2002, equal to $7.2 million and $8.2 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy, Inc.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide for letters of credit in a face amount not to exceed $8.0 million for Whitewater and $8.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of September 30, 2002, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and there were no amounts outstanding under the Whitewater letter of credit facility.

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

          The Power Purchase Agreements are dispatchable contracts that provide the utilities with the ability to suspend or reduce purchases of electricity from the Facilities. The Power Purchase Agreements are structured such that the Partnerships will continue to receive capacity payments during any period of dispatch. Each Partnership is dependent on capacity payments under its Power Purchase Agreement to meet its fixed obligations, including the payment of debt service under each Partnership's First Mortgage Bonds (which will be Funding's sole source of revenues for payment of debt service under the Senior Secured Bonds). Capacity payments by each of NSP and WEPCO are based on the tested capacity and availability of the Facilities and are unaffected by levels of dispatch. Each Facility's capacity is subject to semi-annual verification through testing. Capacity payments are subject to reduction if a Facility is operating at reduced or degraded capacity at the time of such test, although each Facility is permitted a retest subject to certain retest limitations. Also, capacity payments for each Facility are subject to reduction if the respective Facility does not maintain certain minimum levels of availability. Under the Cottage Grove Power Purchase Agreement, capacity payments are further adjusted by, among other things, the capacity loss factor, which is determined in accordance with procedures jointly agreed to by Cottage Grove and NSP. The Partnerships expect to achieve the minimum capacity and availability levels; however, any material shortfall in tested capacity or availability over a significant period could result in a shortage of funds to the Partnerships.

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

          The Cottage Grove and Whitewater Facilities each have gas supply contracts with two suppliers that in the aggregate provide 100% of the expected gas requirements of each Facility. One of the gas supply contracts at each Facility is with Dynegy and the other supply contract is with Aquila. The gas price components of the Aquila and Dynegy gas supply agreements are priced at market based indices and are structured to provide matching changes in energy payments under the Whitewater and Cottage Grove PPAs. Included within these gas supply agreements is a provision whereby Whitewater and Cottage Grove may select to pay a monthly fixed fee as consideration for the right to elect to purchase a daily quantity of gas priced at the TOK or first-of-the-month spot market price (the "Fuel Selection Fee"). Cottage Grove and Whitewater can each purchase up to 40% of its contracted gas supplies under the option structure. The remaining 60% of the gas requirements are priced at the TOK price, or daily spot price. The U.S. gas market is currently experiencing a tightening of gas supplies, increased gas prices, and increased price volatility and, consequently, the Fuel Selection Fees are anticipated to be more costly. During 2002, a number of events negatively impacted the business and prospects of Dynegy and Aquila resulting in downgrades in the credit ratings of Dynegy and Aquila to non-investment grade by each of the major rating agencies. A failure to perform under the gas supply contracts by either Dynegy or Aquila may have a material adverse effect on Whitewater and Cottage Grove. While management believes that alternative natural gas supplies at market-based prices can be obtained so as to ensure against interruption, no assurance can be given that the replacement arrangements would have terms commercially equivalent to the Dynegy and Aquila contracts.

Critical Accounting Policies

     General

          The Partnerships prepare their financial statements in accordance with accounting principles generally accepted in the United States. This involves the use of certain estimates, judgments and assumptions which affect the reported amounts of assets and liabilities as well as revenues and expenses during the periods reported. The Partnerships have identified critical accounting policies which are significant factors to understanding and evaluating the financial statements.

     Long-Lived Assets

          The Partnerships evaluate the impairment of their long-lived assets, including net investment in leases, based on the projection of undiscounted cash flows, when a change in circumstances or events indicate that the carrying amount of an asset or group of assets may no longer be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual and estimated cash flows could have a material adverse impact on the financial results.

PART II/ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See financial statements commencing at F-1.

PART II/ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The information required with respect to changes in Funding's and the Partnerships' accountants was previously reported in the Current Report on Form 8-K of the Company filed on August 7, 2002 and is incorporated by reference into the Annual Report on Form 10-K.

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

          The following table sets forth the names and positions of the directors and executive officers of each General Partner. Each of these individuals was elected or appointed to his position on March 20, 2002. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the board of directors.

Name	Age	Officer Position
Mark F. Miller (Director) Thomas F. Schwartz Bruno R. Dunn (Director) Dennis W. Alexander	48 41 52 56	President Senior Vice President and Chief Financial Officer Senior Vice President - Operations Senior Vice President - General Counsel and Secretary

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

Name	Age	Officer Position
Mark F. Miller (Director) Thomas F. Schwartz (Director) Bruno R. Dunn Dennis W. Alexander Dean A. Christiansen (Director)	48 41 52 56 43	President Senior Vice President and Chief Financial Officer Senior Vice President - Operations Senior Vice President - General Counsel and Secretary -

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

PART III/ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                        MANAGEMENT

          The following information is given with respect to the partnership interests in LSP-Cottage Grove, L.P.:

Title of Class	Name of Beneficial Owner	Nature of Ownership	Percentage Interest
General Partnership Interest Limited Partnership Interest Limited Partnership Interest	LSP-Cottage Grove, Inc. Cogentrix Cottage Grove, LLC FPP Cottage Grove, LLC	General Partner Limited Partner Limited Partner	1.00% 72.22 26.78 100.00%

          The following information is given with respect to the partnership interests in LSP-Whitewater Limited Partnership:

Title of Class	Name of Beneficial Owner	Nature of Ownership	Percentage Interest
General Partnership Interest Limited Partnership Interest Limited Partnership Interest	LSP-Whitewater I, Inc. Cogentrix Whitewater, LLC FPP Whitewater, LLC	General Partner Limited Partner Limited Partner	1.00% 73.17 25.83 100.00%

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

          Cogentrix Energy.  Cogentrix Energy has provided certain management services to each Partnership pursuant to the Management Services Agreements ("MSAs"). Under the MSAs, Cogentrix Energy manages the business affairs of each Partnership and is responsible for supervising each Partnership's, and monitoring each counterparty's, compliance with all contracts to which each Partnership is a party. Under the MSAs, each Partnership currently pays Cogentrix Energy as compensation for its services a monthly management fee which escalates annually pursuant to a rate of change in a consumer-price related index. Cogentrix Energy is also reimbursed for its reasonable and necessary expenses incurred in performing its services, including the salaries of its personnel to the extent related to services required under the MSAs. The amounts payable by each Partnership to Cogentrix Energy under the MSAs are designated as operating expenses under the depository agreements and therefore are paid prior to interest and principal on such Partnership's First Mortgage Bonds. For the years ended December 31, 2002 and 2001, Cogentrix Energy received payments pursuant to the MSAs of approximately $1,123,000 and $1,075,000, in the aggregate, respectively. Beginning in November 2002, Cogentrix Energy began providing fuel management services to each Partnership and will charge each Partnership $54,000 per year for these services.

          FloriCulture.  FloriCulture is a single purpose corporation formed to operate the Greenhouse for the benefit of Whitewater and is an indirect, wholly-owned subsidiary of Cogentrix Energy. Under the Greenhouse Operational Services Agreement, FloriCulture is required to provide all the services necessary to produce, market, and sell horticultural products and to operate and maintain the Greenhouse. As compensation for its services, FloriCulture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and receives an annual management fee equal to 16% of Floriculture's net profit attributable to the operation of the Greenhouse. The term of the Greenhouse Operational Services Agreement will expire on May 31, 2022. For the years ended December 31, 2002 and 2001, FloriCulture earned a management fee pursuant to the Greenhouse Operational Services Agreement of approximately $52,000 and $61,000, respectively.

          LSP-Cottage Grove, Inc.  LSP-Cottage Grove, Inc. is the general partner of Cottage Grove and an indirect wholly-owned subsidiary of Cogentrix Energy. LSP-Cottage Grove, Inc. has no assets other than its general partnership interest in Cottage Grove. The officers of LSP-Cottage Grove, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Cottage Grove, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Cottage Grove exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an O&M Agreement substantially similar to the previously existing agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $680,000 and $663,000 for the years ended December 31, 2002 and 2001, respectively.

          LSP-Whitewater I, Inc.  LSP-Whitewater I, Inc. is the general partner of Whitewater and is an indirect wholly-owned subsidiary of Cogentrix Energy. LSP-Whitewater I, Inc. has no assets other than its general partnership interest in Whitewater. The officers of LSP-Whitewater I, Inc. concurrently serve as officers of Cogentrix Energy but do not receive compensation in the former capacity. LSP-Whitewater I, Inc. is a party to the MSA with Cogentrix Energy. On March 16, 1999, Whitewater exercised an option under its O&M Agreement to terminate its Agreement with Westinghouse Services effective April 15, 1999. Pursuant to this occurrence, an agreement substantially similar to the previously existing O&M Agreement was executed with the general partner. Amounts paid to the general partner from the partnership under the new O&M Agreement approximated $539,000 and $527,000 for the years ended December 31, 2002 and 2001, respectively.

Relationship Of Funding And The Partnerships

          Each Partnership owns 50% of the capital stock of Funding. Each Partnership has designated Funding as its agent for certain purposes including issuing the Senior Secured Bonds. Each Partnership has indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

PART III/ITEM 14.   CONTROLS AND PROCEDURES

          Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Funding, Cottage Grove and Whitewater required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in their factors that could significantly affect such controls.

PART IV/ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
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

(b)      Reports On Form 8-K
No reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LS POWER FUNDING CORPORATION

By:           /s/  Mark F. Miller
          Name:  Mark F. Miller
          Title:    President (Principal Executive Officer)
          Date:    March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations
/s/ Kenneth M. Peyton Kenneth M. Peyton	Vice President and Controller (Principal Accounting Officer)

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
          Date:    March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations
/s/ Kenneth M. Peyton Kenneth M. Peyton	Vice President and Controller (Principal Accounting Officer)

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
          Date:    March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas F. Schwartz Thomas F. Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Dennis W. Alexander Dennis W. Alexander	Senior Vice President - General Counsel and Secretary
/s/ Bruno R. Dunn Bruno R. Dunn	Senior Vice President - Operations
/s/ Kenneth M. Peyton Kenneth M. Peyton	Vice President and Controller (Principal Accounting Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Mark F. Miller, certify that:

          1.  I have reviewed this annual report on Form 10-K of LS Power Funding Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /s/ Mark F. Miller Mark F. Miller President

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Thomas F. Schwartz, certify that:

          1.  I have reviewed this annual report on Form 10-K of LS Power Funding Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /s/ Thomas F. Schwartz Thomas F. Schwartz Chief Financial Officer

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Financial Statement Index
Page

LS POWER FUNDING CORPORATION
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2002 and 2001
     Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
     Notes to Financial Statements

F-2 F-3 F-4 F-5 F-6 F-7

LSP-COTTAGE GROVE, L.P.
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2002 and 2001
     Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Changes in Partners' Capital for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
     Notes to Financial Statements

F-10 F-11 F-12 F-13 F-14 F-15

LSP-WHITEWATER LIMITED PARTNERSHIP
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2002 and 2001
     Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Changes in Partners' Capital for the Years Ended December 31, 2002, 2001 and 2000
     Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
     Notes to Financial Statements

F-23 F-24 F-25 F-26 F-27 F-28

Independent Auditors' Report

The Board of Directors
LS Power Funding Corporation:

We have audited the 2002 financial statements of LS Power Funding Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of LS Power Funding Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of LS Power Funding Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                         /s/ KPMG LLP

March 26, 2003
Charlotte, North Carolina

LS POWER FUNDING CORPORATION BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
	2002 2001
ASSETS
CURRENT ASSETS: Cash Current portion of investment in First Mortgage Bonds	$ 1 5,869	$ 1 4,560
	5,870	4,561

INVESTMENT IN FIRST MORTGAGE BONDS	315,935	321,804
Total assets	$321,805	$326,365
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES: Current portion of Senior Secured Bonds Payable SENIOR SECURED BONDS PAYABLE Total liabilities	$ 5,869 315,935 321,804	$ 4,560 321,804 326,364

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized;
     100 shares issued and outstanding
   Additional paid-in capital
      Total stockholders' equity

      Total liabilities and stockholders' equity

	- 1 1 $321,805	- 1 1 $326,365

The accompanying notes to the financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000
INTEREST INCOME INTEREST EXPENSE NET INCOME EARNINGS PER COMMON SHARE	$ 25,401 25,401 $ - $ -	$ 25,660 25,660 $ - $ -	$ 25,846 25,846 $ - $ -

The accompanying notes to the financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
Total Common Additional Stockholders' Stock Paid-in Capital Equity
BALANCE, December 31, 2002, 2001 and 2000	$ -	$ 1	$ 1

The accompanying notes to the financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000
CASH FLOWS FROM OPERATING ACTIVITIES: Receipt of principal on investment in First Mortgage Bonds Repayment of Senior Secured Bonds Net cash flows provided by operating activities	$ 4,560 (4,560) -	$ 3,314 (3,314) -	$ 2,322 (2,322) -

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, beginning of year	1	1	1

CASH, end of year	$ 1	$ 1	$ 1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid for interest during the year	$25,401	$25,660	$25,846

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

Guarantees

          In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Funding's results of operations, financial position or cash flows. Funding adopted the disclosure provisions of this interpretation for the year ended December 31, 2002. Cottage Grove and Whitewater have indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

3.   INVESTMENT IN FIRST MORTGAGE BONDS

          Investment in First Mortgage Bonds consisted of the following at December 31, 2002 and 2001 (dollars in thousands):

December 31, 2002 2001

7.19% Cottage Grove First Mortgage Bonds
            Due June 30, 2010

8.08% Cottage Grove First Mortgage Bonds
            Due December 30, 2016

7.19% Whitewater First Mortgage Bonds
            Due June 30, 2010

8.08% Whitewater First Mortgage Bonds
            Due December 30, 2016

Less:  Current portion
Long-term portion

$ 44,518 105,722 50,837 120,727 321,804 5,869 $315,935	$ 46,647 105,722 53,268 120,727 326,364 4,560 $321,804

          The First Mortgage Bonds issued by Cottage Grove and Whitewater are secured by substantially all of the assets of the respective partnership. The collateral securing the obligations of one partnership does not secure the obligations of the other partnership. The fair value, based on third party market quote, of Funding's investment in the First Mortgage Bonds at December 31, 2002 and 2001, respectively, was approximately $44,736,000 higher and $13,805,000 lower than the historical carrying value.

          The following are summarized balance sheets as of December 31, 2002 and 2001 and statements of income for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands) of Cottage Grove and Whitewater:

Cottage Grove Whitewater 2002 2001 2002 2001

BALANCE SHEETS:
   Current assets
   Net investment in lease
   Greenhouse facility, net
   Other non-current assets
      Total Assets

   Current liabilities
   First Mortgage Bonds payable
   Partners' capital
      Total Liabilities and
        Partners' Capital

	$ 9,116 236,338 - 12,648 $258,102 $ 6,338 147,500 104,264 $258,102	$ 7,410 237,118 - 12,652 $257,180 $ 4,025 150,240 102,915 $257,180	$ 11,458 260,158 6,564 13,977 $292,157 $ 6,982 168,435 116,740 $292,157		$ 9,871 262,064 6,991 13,901 $292,827 $ 5,945 171,564 115,318 $292,827
2002 2001 2000 2002 2001 2000
STATEMENTS OF INCOME: Operating revenues Operating expenses Operating income Gain on sales-type capital lease Interest expense and other, net Net Income	$49,433 30,997 18,436 - (12,068) $ 6,368	$50,826 31,823 19,003 - (11,774) $ 7,229	$55,349 37,473 17,876 185 (11,706) $ 6,355	$58,167 38,053 20,114 - (13,722) $ 6,392	$56,576 34,710 21,866 - (13,417) $ 8,449	$62,738 40,060 22,678 180 (13,107) $ 9,751

4.   SENIOR SECURED BONDS PAYABLE

          Senior Secured Bonds Payable consisted of the following at December 31, 2002 and 2001 (dollars in thousands):

December 31, 2002 2001
7.19% Senior Secured Bonds Due June 30, 2010 ("2010 Bonds") 8.08% Senior Secured Bonds Due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 95,355 226,449 321,804 5,869 $315,935	$ 99,915 226,449 326,364 4,560 $321,804

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

          Collective future maturities of the Senior Secured Bonds as of December 31, 2002 were as follows (dollars in thousands):

2003 2004 2005 2006 2007 Thereafter	$ 5,869 7,135 9,352 12,022 14,144 273,282 $321,804

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

          The trust indenture for the Senior Secured Bonds contains certain covenants including, among others, limitations or restrictions relating to the use of the proceeds of the First Mortgage Bonds, actions with respect to the Partnership's First Mortgage Bonds, and additional debt other than the Senior Secured Bonds. The trust indenture also describes events of default of the Senior Secured Bonds, which include, among others, events involving bankruptcy of Funding and the failure of Cottage Grove and Whitewater to own 100% of the capital stock of Funding. Funding is in compliance with all of these covenants at December 31, 2002.

          The fair value, based on a third-party market quote, of the Senior Secured Bonds at December 31, 2002 and 2001 was approximately $44,736,000 higher and $13,805,000 lower, respectively, than the carrying value.

Independent Auditors' Report

The Partners of
LSP-Cottage Grove, L.P.:

We have audited the 2002 financial statements of LSP-Cottage Grove, L.P. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of LSP-Cottage Grove, L.P. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of LSP-Cottage Grove, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                               /s/ KPMG LLP

March 26, 2003
Charlotte, North Carolina

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
	2002 2001
ASSETS
CURRENT ASSETS: Cash and cash equivalents Restricted cash Accounts receivable Fuel inventories Spare parts inventories Other current assets Total current assets	$ 1,109 168 5,972 1,325 155 387 9,116	$ 728 61 4,354 1,197 135 935 7,410
NET INVESTMENT IN LEASE	236,338	237,118
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,237 and $1,855, respectively	5,086	5,267

NOTE RECEIVABLE FROM AFFILIATE INVESTMENT IN UNCONSOLIDATED AFFILIATE OTHER ASSETS Total assets	7,223 1 338 $258,102	7,000 1 384 $257,180
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES: Current portion of First Mortgage Bonds Payable Accounts payable Other accrued expenses Total current liabilities	$ 2,740 3,500 98 6,338	$ 2,129 1,795 101 4,025
FIRST MORTGAGE BONDS PAYABLE Total liabilities COMMITMENTS AND CONTINGENCIES PARTNERS' CAPITAL Total liabilities and partners' capital	147,500 153,838 104,264 $258,102	150,240 154,265 102,915 $257,180

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P. STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000
OPERATING REVENUES: Lease revenue Service revenue Commodity sales Other	$ 21,324 22,484 5,268 357 49,433	$ 21,344 26,030 3,100 352 50,826	$ 21,319 29,463 4,218 349 55,349
OPERATING EXPENSES: Cost of services Commodity cost of sales	26,106 4,891 30,997	28,418 3,405 31,823	33,164 4,309 37,473
OPERATING INCOME	18,436	19,003	17,876
OTHER INCOME (EXPENSE): Gain on sales-type capital lease Interest expense Interest income NET INCOME	- (12,318) 250 $ 6,368	- (12,391) 617 $ 7,229	185 (12,501) 795 $ 6,355

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P. STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
LIMITED PARTNERS				GENERAL PARTNER	TOTAL
TPC Cottage Grove, Inc.		FPP Cottage Grove, LLC	Cogentrix Cottage Grove, LLC	LSP- Cottage Grove, Inc.
BALANCE, December 31, 1999 Net income Partner distributions	$ 44,165 1,702 (1,616)	$ - - -	$ 55,271 4,589 (4,358)	$ 970 64 (60)	$100,406 6,355 (6,034)
BALANCE, December 31, 2000 Net income Partner distributions	44,251 1,936 (1,350)	- - -	55,502 5,221 (3,641)	974 72 (50)	100,727 7,229 (5,041)
BALANCE, December 31, 2001 Net income Partner distributions BALANCE, September 4, 2002 prior to ownership conversion	44,837 1,193 (1,195) 44,835	- - - -	57,082 3,217 (3,224) 57,075	996 45 (45) 996	102,915 4,455 (4,464) 102,906
Conversion of 26.78% ownership interest BALANCE, September 4, 2002 after conversion of ownership interest Net income Partner distributions BALANCE, December 31, 2002	(44,835) - - - $ -	44,835 44,835 512 (149) $ 45,198	- 57,075 1,382 (401) $ 58,056	- 996 19 (5) $ 1,010	- 102,906 1,913 (555) $104,264

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000

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
         Increase (decrease) in accounts payable
         Increase (decrease) in accrued expenses
      Net cash flows provided by operating activities

	$ 6,368 382 (21,324) 22,104 (1,618) (128) 26 548 1,705 (3) 8,060	$ 7,229 346 (21,344) 21,060 4,846 (149) 17 (711) (3,645) (1,624) 6,025	$ 6,355 325 (21,319) 21,140 (4,609) 943 (25) (102) 4,045 931 7,684
CASH FLOWS FROM INVESTING ACTIVITIES: Decrease (increase) in restricted cash Net cash flows provided by (used in) investing activities	(107) (107)	302 302	(119) (119)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on First Mortgage Bonds
   Partner distributions
   Increase in note receivable from affiliate
   Increase in debt issuance and financing costs
      Net cash flows used in financing activities

	(2,129) (5,019) (223) (201) (7,572)	(1,547) (5,041) (223) - (6,811)	(1,084) (6,034) (192) - (7,310)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Cash paid for interest during the year

	381 728 $ 1,109 $ 11,936	(484) 1,212 $ 728 $ 12,045	255 957 $ 1,212 $ 12,066

The accompanying notes to the financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

          LSP-Cottage Grove, L.P. (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("LSP-Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix"), a limited liability company. Cogentrix and TPC Cottage Grove, Inc. ("TPC"), a Delaware corporation, were the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. On September 4, 2002, TPC converted to a limited liability company and changed its name to FPP Cottage Grove, LLC ("FPP") in conjunction with the purchase of its parent company, TPC Funding, LLC, by Fort Point Power, LLC. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents

          Cash and cash equivalents include unrestricted bank deposits and short-term investments with original maturities of three months or less.

Restricted Cash

          The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market value at December 31, 2002 and 2001. In addition, special accounts are established to provide for major maintenance reserves. Amounts held by the Trustee in accounts designated for major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

Note Receivable from Affiliate

          At December 31, 2002 and 2001, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

Recently Issued Accounting Pronouncements

          On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement had no impact on the accompanying financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Partnership reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. An impairment charge is recognized for those assets that are not recoverable. Assets held for sale are recorded at the lesser of book value or fair value less cost to sell. In management's opinion, at December 31, 2002, the carrying value of the Partnership 's long-lived assets is recoverable in all material aspects. Prior to the adoption of SFAS No. 144, the Partnership accounted for its assets in accordance with SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of."

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Partnership is completing its evaluation of the impact of this pronouncement and does not expect the adoption to have a material impact to the Partnership's financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No.145 is applicable for the Partnership beginning January 1, 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002. The Partnership is currently evaluating the impact of adoption of SFAS No. 145.

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's results of operations, financial position or cash flows. The Partnership adopted the disclosure provisions of this interpretation for the year ended December 31, 2002. The Partnership, along with the Whitewater Facility, has indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

3.   INVENTORIES

          Fuel inventories consisted of the following (dollars in thousands):

December 31, 2002 2001
Natural Gas Fuel Oil	$ 808 517 $1,325	$ 589 608 $1,197

          Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method and fuel oil is stated at cost based on the first-in, first-out method.

          Spare parts inventories are recorded at average cost. Spare parts inventories of $338,000 and $384,000 as of December 31, 2002 and 2001, respectively, that are held to minimize unscheduled maintenance outages and that are not expected to be utilized within the next year are classified as other long-term assets in the accompanying balance sheets.

4.   SALES-TYPE CAPITAL LEASE

          Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $87,056,000 reflecting the difference between the estimated fair market value ($233,635,000) and the historical cost ($146,579,000) of the Facility. The interest rate implicit in the lease is 9.01%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease were as follows (dollars in thousands):

December 31, 2002 2001
Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$463,330 (226,992) $236,338	$485,434 (248,316) $237,118

          Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

          Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2002, were as follows (dollars in thousands):

2003 2004 2005 2006 2007 Thereafter	$ 23,030 23,888 23,983 25,766 26,713 339,950 $463,330

5.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

          Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

Statement Of Income Data:

For the Year Ended December 31, 2002 2001 2000
Interest income Interest expense Net income	$25,401 25,401 $ -	$25,660 25,660 $ -	$25,846 25,846 $ -

Balance Sheet Data:

December 31, 2002 2001
Cash Investment in First Mortgage Bonds Total assets Senior Secured Bonds payable Stockholders' equity Total liabilities and stockholders' equity	$ 1 321,804 $321,805 $321,804 1 $321,805	$ 1 326,364 $326,365 $326,364 1 $326,365

6.   FIRST MORTGAGE BONDS PAYABLE

          First Mortgage Bonds payable consisted of the following (dollars in thousands):

December 31, 2002 2001
7.19% First Mortgage Bonds Due June 30, 2010 ("2010 Bonds") 8.08% First Mortgage Bonds Due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 44,518 105,722 150,240 2,740 $147,500	$ 46,647 105,722 152,369 2,129 $150,240

          On June 30, 1995, the Partnership issued and sold $155,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010 for the 2010 Bonds, and beginning on December 30, 2010 for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2002 were as follows (dollars in thousands):

2003 2004 2005 2006 2007 Thereafter	$ 2,740 3,331 4,366 5,613 6,603 127,587 $150,240

          The trust indenture and other financing documents for the First Mortgage Bonds include a number of covenants with which the Partnership must comply. These covenants include, among others, compliance with certain reporting requirements and limitations of activities relating to the bond proceeds, additional debt, new and existing agreements, partnership distributions and other activities. The trust indenture also describes events of default of the First Mortgage Bonds, which include, among others, certain events involving bankruptcy of the Partnership and failure to maintain and comply with agreements made by the Partnership. The Partnership is in compliance with all agreements at December 31, 2002.

7.   CREDIT AGREEMENT

          The Partnership's original credit agreement, which was to have expired on its terms in June 2002, was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,500,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitment fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. For all periods through December 31, 2002, no working capital loans had been issued under the Credit Agreement. The Partnership has issued a $500,000 letter of credit under the Credit Agreement to secure certain obligations of the Partnership under the Power Purchase Agreement.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

          The majority of the Partnership's trade accounts receivable are from NSP and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by the Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value, based on third-party market quote, of the Partnership's First Mortgage Bonds at December 31, 2002 and 2001, was approximately $20,886,000 higher and $6,445,000 higher, respectively, than the carrying value.

9.   COMMITMENTS AND CONTINGENCIES

Construction

          During 2000, the Partnership received a payment of approximately $185,000 in exchange for releasing Westinghouse Electric (the "Contractor") from certain additional repair work agreed to as part of the final settlement of the cost to construct the facility. This amount was included in gain on sales-type capital lease in the accompanying statements of income during the year ended December 31, 2000. In conjunction with this payment, a retainage letter of credit provided by the Contractor to support certain future warranty work was reduced to $2,000,000.

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

Gas Supply

          The Partnership has 20-year gas supply contracts through October 2017 with two fuel suppliers to provide 100% of the Facility's expected natural gas requirements. The gas supply contracts each provide for the sale of up to 17,060 MMBtu per day of gas to the Partnership. The price paid by the Partnership under the gas supply contracts fluctuates based upon published indices.

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

Operations And Maintenance

          The Facility is operated by LSP-Cottage Grove pursuant to a seven-year operations and maintenance agreement ("O&M Agreement") which expires on September 30, 2009 and can be renewed for two additional seven year terms.

Parts Agreement

          The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based upon published indices or adjusted upward based on the operations of the Facility) payable for 15 years through October 2012. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership.

Litigation

          The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

10.   DEPENDENCE ON THIRD PARTIES

          The Partnership is highly dependent on NSP for purchases of electric generating capacity and energy from its Facility, LSP-Cottage Grove to perform the operation and maintenance of its Facility, and 3M for purchases of thermal energy. In addition, the Partnership has contracted with two gas companies to supply the expected gas requirements of the Facility, and has contracted with a single interstate gas transporter and local gas distributor to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

          The Partnership has gas supply contracts with two suppliers that in the aggregate provide 100% of the expected gas requirements of the Facility. One is with Dynegy Marketing and Trade ("Dynegy Marketing"), an indirect wholly-owned subsidiary of Dynegy Holdings, Inc. ("Dynegy") and the other supply contract is with Aquila Energy Marketing Corporation, an indirect wholly-owned subsidiary of Aquila, Inc. ("Aquila"). The gas price components of the Aquila and Dynegy gas supply agreements are priced at market based indices and are structured to provide matching changes in energy payments under the Partnership Power Purchaser Agreement. Included within these gas supply agreements is a provision whereby the Partnership may select to pay a monthly fixed fee as consideration for the right to elect to purchase a daily quantity of gas priced at the TOK price (the "Fuel Selection Fee"). The Partnership can purchase up to 40% of its contracted gas supplies under this structure. The remaining 60% of the gas requirements are priced at the TOK or first-of-the-month spot price, or daily spot price. The U.S. gas market is currently experiencing a tightening of gas supplies, increased gas prices, and increased price volatility and, consequently, the Fuel Selection Fees are anticipated to be more costly. During 2002, a number of events negatively impacted the business and prospects of Dynegy and Aquila resulting in downgrades in the credit ratings of Dynegy and Aquila to non-investment grade by each of the major rating agencies. A failure to perform under the gas supply contracts by either Dynegy or Aquila may have a material adverse effect on the Partnership. While management of the Partnership believes that alternative natural gas supplies at market-based prices can be obtained so as to ensure against interruption, no assurance can be given that the replacement arrangements would have terms commercially equivalent to the Dynegy and Aquila contracts.

11.   RELATED PARTY TRANSACTIONS

          Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Cogentrix Energy manages the Partnership and is reimbursed for the reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. The Partnership incurred expenses of approximately $673,000, $697,000 and $643,000 to Cogentrix Energy during the years ended December 31, 2002, 2001 and 2000, respectively. Beginning in November 2002, Cogentrix Energy began providing fuel management services for the Partnership and will charge Cottage Grove $54,000 per year for these services. At December 31, 2002 and 2001, the Partnership had approximately $51,000 and $43,000, respectively, payable to Cogentrix Energy. Commodity sales include natural gas sales to a related party, LSP-Whitewater Limited Partnership. Total sales approximated $1,329,000, $1,128,000 and $1,202,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, at December 31, 2002 and 2001, the Partnership had a receivable of approximately $255,000 and $353,000, respectively, from LSP-Whitewater Limited Partnership.

          The Partnership incurred expenses of $680,000, $663,000 and $645,000 to LSP-Cottage Grove for the years ended December 31, 2002, 2001 and 2000, respectively, for services provided under the O&M Agreement. Additionally, at December 31, 2002 and 2001, the Partnership had a payable of approximately $351,000 and $278,000, respectively, to LSP-Whitewater Limited Partnership.

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

13.     UNSCHEDULED OUTAGES

          On September 9, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted September 23, 2002. The Partnership currently estimates the total cost of the outage to be approximately $1,300,000, which is included in cost of services in the statements of income. Of this amount, approximately $1.0 million is currently subject to dispute and may be recovered by Cottage Grove. Management expects that the Partnership's portion of the cost of this unplanned outage will be covered by cash flow from operations and does not believe that this event will adversely affect Cottage Grove's ability to meet its First Mortgage Bonds obligations.

          During February 2003, Cottage Grove experienced an additional unplanned outage. Repairs were made and operations re-started. However, this outage could have an adverse impact on Cottage Grove's bonus peak period capacity payment by approximately $0.3 million for the year ending December 31, 2003.

Independent Auditors' Report

The Partners of
LSP-Whitewater Limited Partnership:

We have audited the 2002 financial statements of LSP-Whitewater Limited Partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of LSP-Whitewater Limited Partnership as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 7, 2002 except with respect to the matter discussed in Note 14 as to which the date was February 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of LSP-Whitewater Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                      /s/ KPMG LLP

March 26, 2003
Charlotte, North Carolina

LSP-WHITEWATER LIMITED PARTNERSHIP BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
2002 2001
ASSETS
CURRENT ASSETS: Cash and cash equivalents Restricted cash Accounts receivable - trade Accounts receivable - other Fuel inventories Spare parts inventories Other current assets Total current assets	$ 2,105 168 6,335 473 1,387 268 722 11,458	$ 1,438 61 4,319 1,072 1,517 200 1,264 9,871
NET INVESTMENT IN LEASE GREENHOUSE FACILITY, net of accumulated depreciation of $2,243 and $1,805, respectively	260,158 6,564	262,064 6,991
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,274 and $1,886, respectively	5,143	5,337
NOTE RECEIVABLE FROM AFFILIATE INVESTMENT IN UNCONSOLIDATED AFFILIATE OTHER ASSETS Total assets	8,248 1 585 $292,157	7,993 1 570 $292,827
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES: Current portion of First Mortgage Bonds Payable Accounts payable Other accrued expenses Total current liabilities	$ 3,129 3,683 170 6,982	$ 2,431 2,837 677 5,945
FIRST MORTGAGE BONDS PAYABLE Total liabilities	168,435 175,417	171,564 177,509
COMMITMENTS AND CONTINGENCIES PARTNERS' CAPITAL Total liabilities and partners' capital	116,740 $292,157	115,318 $292,827

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000
OPERATING REVENUES: Lease revenue Service revenue Commodity sales Greenhouse revenue Other	$ 23,234 28,819 3,295 2,248 571 58,167	$ 23,256 28,547 1,816 2,223 734 56,576	$ 23,436 33,779 2,442 2,144 937 62,738
OPERATING EXPENSES: Cost of services Commodity cost of sales Greenhouse expenses	32,634 3,044 2,375 38,053	30,630 1,763 2,317 34,710	35,468 2,355 2,237 40,060
OPERATING INCOME OTHER INCOME (EXPENSE): Gain on sales-type capital lease Interest expense Interest income Other NET INCOME	20,114 - (14,016) 289 5 $ 6,392	21,866 - (14,090) 668 5 $ 8,449	22,678 180 (14,212) 1,105 - $ 9,751

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER, L.P. STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
LIMITED PARTNERS				GENERAL PARTNER	TOTAL
TPC Whitewater, Inc.		FPP Whitewater, LLC	Cogentrix Whitewater LLC	LSP- Whitewater I, Inc.
BALANCE, December 31, 1999 Net income Partner distributions	$ 47,386 2,518 (2,470)	$ - - -	$ 65,743 7,135 (6,995)	$ 1,038 98 (96)	$114,167 9,751 (9,561)
BALANCE, December 31, 2000 Net income Partner distributions	47,434 2,182 (1,934)	- - -	65,883 6,182 (5,479)	1,040 85 (75)	114,357 8,449 (7,488)
BALANCE, December 31, 2001 Net income Partner distributions BALANCE, September 4, 2002 prior to ownership conversion	47,682 909 (282) 48,309	- - - -	66,586 2,574 (798) 68,362	1,050 35 (11) 1,074	115,318 3,518 (1,091) 117,745
Conversion of 26.78% ownership interest BALANCE, September 4, 2002 after conversion of ownership interest Net income Partner distributions BALANCE, December 31, 2002	(48,309) - - - $ -	48,309 48,309 742 (1,002) $ 48,049	- 68,362 2,103 (2,838) $ 67,627	- 1,074 29 (39) $ 1,064	- 117,745 2,874 (3,879) $116,740

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000

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
         Increase (decrease) in accounts payable
         Decrease in accrued expenses
      Net cash flows provided by operating activities

	$ 6,392 388 438 (23,234) 25,140 (2,016) 599 130 (83) 542 846 (507) 8,635	$ 8,449 351 436 (23,256) 24,132 3,164 (6) 39 (30) (1,077) 1,959 (5,319) 8,842	$ 9,751 330 416 (23,436) 24,036 (3,102) 4,792 (716) 18 123 (238) (461) 11,513
CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of greenhouse equipment Decrease (increase) in restricted cash Net cash flows provided by (used in) investing activities	(11) (107) (118)	- 311 311	(27) (119) (146)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of First Mortgage Bonds
   Partner distributions
   Increase in note receivable from affiliate
   Increase in debt issuance and financing costs
      Net cash flows used in financing activities

	(2,431) (4,970) (255) (194) (7,850)	(1,767) (7,488) (254) - (9,509)	(1,238) (9,561) (220) - (11,019)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Cash paid for interest during the year

	667 1,438 $ 2,105 $ 13,628	(356) 1,794 $ 1,438 $ 13,739	348 1,446 $ 1,794 $ 13,779

The accompanying notes to the financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

          LSP-Whitewater Limited Partnership (the "Partnership") is a Delaware limited partnership that was formed on December 14, 1993 to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997 (the "Commercial Operations Date"). The 1% general partner of the Partnership is LSP-Whitewater I, Inc. ("LSP-Whitewater"), a wholly-owned subsidiary of Cogentrix Whitewater, LLC, a limited liability company ("Cogentrix"). Cogentrix and TPC Whitewater, Inc. ("TPC"), a Delaware corporation, were the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. On September 4, 2002, TPC converted to a limited liability company and changed its name to FPP Whitewater, LLC ("FPP") in conjunction with the purchase of its parent company, TPC Funding, LLC, by Fort Point Power, LLC. The ultimate parent of Cogentrix is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

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

          The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to a major regulated utility, Wisconsin Electric Power Company ("WEPCO" or, as the context requires, the "Utility") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement"), as amended, expiring in September 2022. The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater ("UWW") under a steam supply agreement expiring on June 30, 2005.

          The Partnership owns a greenhouse that produces and sells horticultural products (the "Greenhouse") to which the Facility provides hot water. The Partnership has an operations and maintenance agreement with Floriculture, Inc. ("Floriculture") to operate the Greenhouse.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents

          Cash and cash equivalents include unrestricted bank deposits and short-term investments with original maturities of three months or less.

Restricted Cash

          The majority of the revenue received by the Partnership is required to be deposited into accounts administered by the trustee under the trust indenture for the First Mortgage Bonds (the "Trustee"). The Trustee invests funds held in these accounts at the direction of the Partnership. The funds are invested in commercial paper, high grade government money market funds and overnight repurchase obligations secured by U.S. Treasury Notes. The investments are carried at cost, which approximated market value at December 31, 2002 and 2001. In addition, special accounts are established to provide for payments and major maintenance reserves. Amounts held by the Trustee in accounts designated for major maintenance, which might otherwise be considered cash equivalents, are treated as restricted cash.

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

Note Receivable from Affiliate

          At December 31, 2002 and 2001, the Partnership had a note receivable from Cogentrix Energy. This amount represents funds required to be held on account for debt service. The note receivable is backed by a letter of credit issued to the Partnership. The note receivable bears interest at the three-month LIBOR rate plus 0.25%, and is due December 15, 2016.

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

Recently Issued Accounting Pronouncements

          On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement had no impact on the Partnership's financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Partnership reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. An impairment charge is recognized for those assets that are not recoverable. Assets held for sale are recorded at the lesser of book value or fair value less cost to sell. In management's opinion, at December 31, 2002, the carrying value of the Partnership's long-lived assets is recoverable in all material aspects. Prior to the adoption of SFAS No. 144, the Partnership accounted for its assets in accordance with SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of."

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the effects of this pronouncement. Based on its current evaluation, the Partnership estimates that it will incur a liability in the range of $100,000 to $300,000 for asset retirement obligations on January 1, 2003. The cumulative effect of a change in accounting principle from unrecognized accretion and depreciation expense is estimated to be a loss in the range of $50,000 to $150,000.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No.145 is applicable for the Partnership beginning January 1, 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002. The Partnership is currently evaluating the impact of adoption of SFAS No. 145.

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's results of operations, financial position or cash flows. The Partnership adopted the disclosure provisions of this interpretation for the year ended December 31, 2002. The Partnership, along with the Cottage Grove Facility, has indemnified Funding against all claims arising in connection with Funding's performance of its obligations.

3.   INVENTORIES

          Fuel inventories consisted of the following (dollars in thousands):

December 31, 2002 2001
Natural Gas Fuel Oil	$ 825 562 $1,387	$ 796 721 $1,517

          Natural gas inventory, including fuel held for resale, is stated at cost based on the last-in, first-out method and fuel oil inventory is stated at cost based on the first-in, first-out method.

          Spare parts inventories are recorded at average cost. Spare parts inventories of $585,000 and $570,000 as of December 31, 2002 and 2001, respectively, that are held to minimize unscheduled maintenance outages and that are not expected to be utilized within the next year are classified as other long-term assets in the accompanying balance sheets.

4.   SALES-TYPE CAPITAL LEASE

          Upon the Commercial Operations Date of the Facility, the Partnership recognized a gain on sales-type capital lease of $97,047,000 reflecting the difference between the estimated fair market value ($261,740,000) and the historical cost ($164,698,000) of the Facility. The interest rate implicit in the lease is 9.79%. The estimated residual value of the Facility at the end of the lease term is $0. The components of the net investment in lease were as follows (dollars in thousands):

	December 31,

	2002	2001

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$496,847 (236,689) $260,158	$521,987 (259,923) $262,064

          Gross investment in lease represents total capacity payments receivable over the life of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

          Estimated minimum lease payments over the remaining term of the Power Purchase Agreement as of December 31, 2002, were as follows (dollars in thousands):

2003 2004 2005 2006 2007 Thereafter	$ 26,022 27,069 27,343 28,954 30,007 357,452 $496,847

5.   GREENHOUSE FACILITY

          The Greenhouse Facility consisted of the following (dollars in thousands):

	December 31,

	2002	2001

Building Equipment Accumulated Depreciation	$7,487 1,320 8,807 (2,243) $6,564	$7,622 1,174 8,796 (1,805) $6,991

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

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

          Investment in unconsolidated affiliate represents the Partnership's 50% ownership interest in Funding. The Partnership's investment in Funding is accounted for using the equity method. The following is summarized financial information for Funding (dollars in thousands):

Statement Of Income Data:

For the Year Ended December 31, 2002 2001 2000
Interest income Interest expense Net income	$25,401 25,401 $ -	$25,660 25,660 $ -	$25,846 25,846 $ -

Balance Sheet Data:

	December 31,

	2002	2001

Cash Investment in First Mortgage Bonds Total assets Senior Secured Bonds payable Stockholders' equity Total liabilities and stockholders' equity	$ 1 321,804 $321,805 $321,804 1 $321,805	$ 1 326,364 $326,365 $326,364 1 $326,365

7.   FIRST MORTGAGE BONDS PAYABLE

          First Mortgage Bonds payable consisted of the following (dollars in thousands):

	December 31,

	2002	2001

7.19% First Mortgage Bonds due June 30, 2010 ("2010 Bonds") 8.08% First Mortgage Bonds due December 30, 2016 ("2016 Bonds") Less: Current portion Long-term portion	$ 50,837 120,727 171,564 3,129 $168,435	$ 53,268 120,727 173,995 2,431 $171,564

          On June 30, 1995, the Partnership issued and sold $177,000,000 of First Mortgage Bonds to Funding. The bonds are secured by substantially all assets of the Partnership. Interest is payable semi-annually on June 30 and December 30 of each year, commencing December 30, 1995. Principal on the First Mortgage Bonds is also payable semi-annually in varying amounts through June 30, 2010, for the 2010 Bonds, and beginning on December 30, 2010, for the 2016 Bonds. Collective future maturities of the First Mortgage Bonds as of December 31, 2002, were as follows (dollars in thousands):

2003 2004 2005 2006 2007 Thereafter	$ 3,129 3,804 4,986 6,409 7,541 145,695 $171,564

          The trust indenture and other financing documents for the First Mortgage Bonds include a number of covenants with which the Partnership must comply. These covenants include, among others, compliance with certain reporting requirements and limitations of activities relating to the bond proceeds, additional debt, new and existing agreements, partnership distributions and other activities. The trust indenture also describes events of default of the First Mortgage Bonds which include, among others, certain events involving bankruptcy of the Partnership and failure to maintain and comply with agreements made by the Partnership. The Partnership is in compliance with these agreements at December 31, 2002.

8.   CREDIT AGREEMENT

          The Partnership's original credit agreement, which was to have expired on its terms in June 2002, was extended through July 2007 with a new bank. The agreement provides for working capital loans of up to $3,000,000 and letter of credit commitments of up to $5,000,000 (the "Credit Agreement"). The interest rate for loans made under the Credit Agreement is based upon various short-term indices at the Partnership's option and is determined separately for each draw. The Credit Agreement includes commitments fees, payable quarterly in arrears, at 0.5% on the daily average unused amount of the commitment until the Credit Agreement is terminated. There were no advances or letters of credit outstanding under the Credit Agreement at December 31, 2002 and 2001.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

          The majority of the Partnership's trade accounts receivable are from WEPCO and the associated credit risk is considered limited. The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, restricted investments held by the Trustee, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value, based on a third-party market quote, of the Partnership's First Mortgage Bonds at December 31, 2002 and 2001, was approximately $23,850,000 higher and $7,360,000 higher, respectively, than the carrying value.

10.   COMMITMENTS AND CONTINGENCIES

Construction

          During 2000, the Partnership received a payment of approximately $180,000 in exchange for releasing Westinghouse electric (the "Contractor") from certain additional repair work agreed to as part of the final settlement of the cost to construct the Facility. This amount was included in gain on sales-type capital lease in the accompanying statements of income during the year ended December 31, 2000. In conjunction with this payment, a retainage letter of credit provided by the Contractor to support future warranty work was reduced to $2,000,000.

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

Operations And Maintenance

          The Facility is operated by LSP-Whitewater pursuant to a seven-year operations and maintenance agreement (an "O&M Agreement").

Parts Agreement

          The Partnership has a spare parts agreement (the "Parts Agreement") with Westinghouse Electric. The compensation payable to Westinghouse Electric is an annual fee of $977,000 (escalated annually based upon published indices or adjusted upward based on the operations of the Facility) payable for 15 years through September 2012. Under the terms of the Parts Agreement, Westinghouse Electric provides (i) certain combustion turbine parts and refurbishment services, (ii) other spare parts at discounted prices and (iii) other repair services at direct cost plus a percent mark-up to the Partnership.

Greenhouse

          The Partnership has an operational services agreement with Floriculture, an affiliate of the Partnership, which operates the Greenhouse for the benefit of the Partnership. Under the terms of the operational services agreement, Floriculture is required to provide all the services to produce, market, and sell horticulture products and maintain the Greenhouse. As compensation for its services, Floriculture is reimbursed on a monthly basis for its approved costs in connection with conducting the Greenhouse business and operating the Greenhouse, and will receive an annual management fee equal to 16% of the Partnership's net profit from the operation of the Greenhouse. The term of the operational services agreement will expire on May 31, 2022. For the years ended December 31, 2002, 2001 and 2000, Floriculture earned a management fee pursuant to the operational services agreement of approximately $52,000, $61,000 and $65,000, respectively.

Litigation

          The Partnership experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

11.   DEPENDENCE ON THIRD PARTIES

          The Partnership is highly dependent on WEPCO for purchases of electric generating capacity and energy from its Facility, and LSP-Whitewater to perform the operation and maintenance of its Facility. In addition, the Partnership has contracted with two gas companies to supply the expected gas requirements of the Facility, and has contracted with a single interstate gas transporter and local gas distributor to transport gas. Any material breach by any one of these parties of their respective obligations to the Partnership could affect the ability of the Partnership to make payments under its First Mortgage Bonds. In addition, bankruptcy or insolvency of certain other parties or defaults by such parties relative to their contractual or regulatory obligations could adversely affect the ability of the Partnership to make payments under its First Mortgage Bonds. If an agreement were to be terminated due to a breach of such agreement, the Partnership's ability to enter into a substitute agreement having substantially equivalent terms and conditions, or with an equally creditworthy third party, is uncertain.

          The Partnership has gas supply contracts with two suppliers that in the aggregate provide 100% of the expected gas requirements of the Facility. One is with Dynegy Marketing and Trade ("Dynegy Marketing"), an indirect wholly-owned subsidiary of Dynegy Holdings, Inc. ("Dynegy") and the other supply contract is with Aquila Energy Marketing Corporation, an indirect wholly-owned subsidiary of Aquila, Inc. ("Aquila"). The gas price components of the Aquila and Dynegy gas supply agreements are priced at market based indices and are structured to provide matching changes in energy payments under the Partnership Power Purchaser Agreement. Included within these gas supply agreements is a provision whereby the Partnership may select to pay a monthly fixed fee as consideration for the right to elect to purchase a daily quantity of gas priced at the TOK price (the "Fuel Selection Fee"). The Partnership can purchase up to 40% of its contracted gas supplies under this structure. The remaining 60% of the gas requirements are priced at the TOK or first-of-the-month spot price, or daily spot price. The U.S. gas market is currently experiencing a tightening of gas supplies, increased gas prices, and increased price volatility and, consequently, the Fuel Selection Fees are anticipated to be more costly. During 2002, a number of events negatively impacted the business and prospects of Dynegy and Aquila resulting in downgrades in the credit ratings of Dynegy and Aquila to non-investment grade by each of the major rating agencies. A failure to perform under the gas supply contracts by either Dynegy or Aquila may have a material adverse effect on the Partnership. While management of the Partnership believes that alternative natural gas supplies at market-based prices can be obtained so as to ensure against interruption, no assurance can be given that the replacement arrangements would have terms commercially equivalent to the Dynegy and Aquila contracts.

12.   RELATED PARTY TRANSACTIONS

          Certain management services are provided to the Partnership pursuant to management services agreements. Under these agreements, certain companies manage the business affairs of the Partnership. Cogentrix Energy manages the Partnership and is reimbursed for its reasonable and necessary expenses incurred in performing its services, including salaries of its personnel to the extent related to services provided under the agreements. The Partnership incurred expenses of approximately $695,000, $682,000 and $679,000 to Cogentrix Energy during the years ended December 31, 2002, 2001 and 2000, respectively. Beginning in November 2002, Cogentrix Energy began providing fuel management services for the Partnership and will charge Whitewater $54,000 per year for these services. At December 31, 2002 and 2001, the Partnership recorded accounts payable to Cogentrix Energy of approximately $8,000 and $23,000, respectively. Commodity sales include natural gas sales to a related party, Cottage Grove, L.P. Total sales approximated $342,000, $542,000 and $861,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, at December 31, 2002 and 2001, the Partnership had a payable of approximately $255,000 and $353,000, respectively, to LSP-Cottage Grove, L.P.

          The Partnership paid $539,000, $527,000 and $513,000 to LSP-Whitewater for the years ended December 31, 2002, 2001 and 2000, respectively, for services provided under the O&M Agreement.

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

14.   UNSCHEDULED OUTAGE

          On February 4, 2002, the Partnership experienced an unplanned outage as a result of failure of certain components within the Facility's combustion turbine. Repairs to the components were made and operations restarted on February 17, 2002. The total cost of the outage was approximately $7,700,000, of which approximately $5,650,000 was received under the Partnership's insurance policy. The uninsured portion of the unplanned outage was covered by cash flow from operations and management does not believe this event will adversely affect Whitewater's ability to meet its First Mortgage Bond obligations.

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

10.27.2	Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York Branch, as agent. (1)
10.27.3	Amendment No. 2 to the Credit Agreement dated as of June 28, 2002 among LSP-Cottage Grove, L.P. and Dresdner Bank AG, New York Branch, as agent. (10)
10.27.4	Amendment No. 3 to the Credit Agreement dated as of July 26, 2002 among LSP-Cottage Grove, L.P. and Credit Lyonnais New York Branch, as agent. (10)
10.27.5

Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of July 26, 2002 among Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman Branches and LSP-Cottage Grove, L.P. (10)

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

10.33	Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, L.P. and Northern States Power Company. (1)
10.34	Power Purchase Agreement dated as of May 9, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)
10.35	Letter Agreement dated December 16, 1994 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)
10.36	Letter Agreement dated June 1, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)
10.37	Letter Agreement dated June 8, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)
10.38	Letter Agreement dated June 12, 1995 between Northern States Power Company and LSP-Cottage Grove, L.P. (1)
10.39	Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P. (1)
10.40	Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)
10.41	Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Cottage Grove, L.P. (1)(*)
10.41.1	Operation and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as owner and LSP-Cottage Grove, Inc. as Operator dated April 15, 1999. (9)(*)
10.42	Parts Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Cottage Grove, L.P. (1)(*)
10.43	Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, L.P. (1)
10.43.1	Amendment to Management Services Agreement, dated as of December 11, 1998, between LSP-Cottage Grove, L.P. and Cogentrix Energy, Inc. (8)
10.44	Second Amended and Restated Steam Supply Agreement dated as of June 19, 1995 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)
10.45	Purchase and Sale Agreement dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP- Cottage Grove, L.P. (1)
10.46	Letter Agreement (land and easement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)
10.47	Letter Agreement (side letter to steam agreement) dated September 30, 1994 between the Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)
10.48	Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P. (1)
10.48.1	First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Cottage Grove, L.P. (1)
10.49	Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P. (1)
10.49.1	First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Cottage Grove, L.P. (1)
10.50	Amended and Restated Gas Supply Transportation Agreement dated as of May 8, 1995 between Peoples Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.51	Amended and Restated Cottage Grove Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company, Peoples Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.52	Firm Throughput Service Agreement (Northern Contract #24042) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.53	Interruptible Throughput Service Agreement (Northern Contract #24198) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.54	Interruptible Throughput Service Agreement (Northern Contract #24199) dated April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.55	Firm Deferred Delivery Service Agreement (Northern Contract #23281) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.56	Interruptible Deferred Delivery Service Agreement (Northern Contract #24203) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.57	Letter Agreement dated as of April 21, 1995 between Northern Natural Gas Company and LSP-Cottage Grove, L.P. (1)
10.58	Limited Warranty Deed granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P. dated June 1, 1995. (1)
10.59	Consent and Agreement dated as of May 1, 1995 among Northern States Power Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.60	Consent and Agreement dated as of May 1, 1995 among Westinghouse Electric Corporation, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.61	Consent and Agreement dated as of May 1, 1995 among Westinghouse Operating Services Company, Inc., LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.62	Consent and Agreement dated as of May 1, 1995 among Minnesota Mining and Manufacturing Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.63	Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
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

10.66	Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.67	Consent and Agreement dated as of May 1, 1995 among Peoples Natural Gas Company, LSP-Cottage Grove, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.68	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Electric Corporation. (1)
10.69	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Westinghouse Operating Services Company, Inc. (1)
10.70	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Aquila Energy Marketing Corporation. (1)
10.71	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Natural Gas Clearinghouse. (1)
10.72	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Northern Natural Gas Company. (1)
10.73	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company, Northern Natural Gas Company and Peoples Natural Gas Company. (1)
10.74	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Peoples Natural Gas Company. (1)
10.75	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Cottage Grove, L.P., Northern States Power Company and Minnesota Mining and Manufacturing Company. (1)
10.76

Grants of Easement by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P., each dated May 30, 1994, for the Following: (i) Easterly Utilities, (ii) Westerly Utilities, (iii) New Well, and (iv) Well Lines. (1)

10.77	Temporary Construction Easement granted by Minnesota Mining and Manufacturing Company to LSP-Cottage Grove, L.P. (1)
10.78	Easements from Soo Line Railroad Company to LSP-Cottage Grove, L.P., for Easterly and Westerly Railroad Crossroads, each dated June 27, 1995. (1)
10.79	Assignments of Rights and Privileges dated June 12, 1995 by and between Minnesota Mining and Manufacturing Company and LSP-Cottage Grove, L.P. (1)
10.80	Letter dated September 16, 2002 regarding transfer of ownership of TPC Funding, LLC and conversion from TPC Cottage Grove, Inc. to FPP Cottage Grove, LLC.
LSP-WHITEWATER LIMITED PARTNERSHIP AGREEMENTS
10.81	Equity Contribution Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, TPC Whitewater, Inc. and The Chase Manhattan Bank (National Association), as depositary agent. (1)
10.82

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

10.83

Deposit and Disbursement Agreement dated as of May 1, 1995, among LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent, and as depositary agent. (1)

10.84	Credit Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, the lenders party thereto and The Chase Manhattan Bank (National Association), as agent. (1)
10.85.1

Instrument of Assignment, Resignation, Appointment, Acceptance and Designation dated as of December 31, 1995 among The Chase Manhattan Bank (National Association), Dresdner Bank AG, New York and Grand Cayman Branches, and LSP-Whitewater Limited Partnership. (1)

10.85.2	Amendment No. 1 to Credit Agreement dated as of December 31, 1995 among LSP-Whitewater Limited Partnership and Dresdner Bank AG, New York Branch, as agent. (1)
10.85.3	Amendment No. 2 to the Credit Agreement dated as of June 28, 2002 among LSP-Whitewater Limited Partnership and Dresdner Bank AG, New York Branch, as agent. (10)
10.85.4

Instrument of Assignment, Resignation, Appointment, Acceptance, and Designation dated as of July 26, 2002 among Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman Branches and LSP-Whitewater Limited Partnership. (10)

10.85.5	Amendment No. 3 to the Credit Agreement dated as of July 26, 2002 among LSP-Whitewater Limited Partnership and Credit Lyonnais New York Branch, as agent. (10)
10.86	Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.87	Pledge Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as trustee. (1)
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

10.91	Subordinated Assignment and Security Agreement dated as of May 1, 1995 between LSP-Whitewater Limited Partnership and Wisconsin Electric Power Company. (1)
10.92	Development Agreement dated as of November 23, 1994 between City of Whitewater and LSP-Whitewater Limited Partnership. (1)
10.93	Power Purchase Agreement dated as of December 21, 1993 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)
10.93.1	Amendment to Power Purchase Agreement dated as of February 10, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)
10.93.2	Second Amendment to Power Purchase Agreement dated as of October 5, 1994 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)
10.93.3	Third Amendment to Power Purchase Agreement dated as of May 5, 1995 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)
10.93.4	Fourth Amendment to Power Purchase Agreement dated March 18, 1997 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (3)
10.93.5	Fifth Amendment to Power Purchase Agreement dated February 26, 1998 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (5)
10.93.6	Amended and Restated Electric Capacity and Energy Sales Agreement, made as of February 17, 2003, by and between Wisconsin Electric Power Company and LSP-Whitewater, L.P.
10.94	Interconnection Agreement dated as of May 12, 1995 between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)
10.95	Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Whitewater Limited Partnership. (1)
10.96	Second Amended and Restated Turnkey Construction Agreement dated as of April 11, 1995 between Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership. (1)(*)
10.97	Amended and Restated Operation and Maintenance Agreement dated as of April 11, 1995 between Westinghouse Operating Services Company, Inc. and LSP-Whitewater Limited Partnership. (1)(*)
10.98	Operation and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (9)(*)
10.99	Parts Agreement dated as of April 10, 1995 between Westinghouse Electric Corporation and LSP-Whitewater Limited Partnership. (1)(*)
10.100	Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater Limited Partnership. (1)
10.101	Amendment to Management Services Agreement, dated as of December 11, 1998, between LSP-Whitewater Limited Partnership and Cogentrix Energy, Inc. (8)
10.102	Steam Supply Agreement dated as of July 25, 1994 between the Department of Administration of the State of Wisconsin and LSP-Whitewater Limited Partnership. (1)
10.103	Greenhouse Hot Water Supply Agreement dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (1)
10.104	Construction Contract dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (1)
10.104.1	Addendum to Construction Contract dated as of June 6, 1997 Between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (4)
10.105	Deed of Lease dated as of May 1, 1995 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (1)
10.105.1	Settlement Agreement dated as of May 27, 1997 between Dominion Growers/Whitewater, L.C. and LSP-Whitewater Limited Partnership. (4)
10.106	Greenhouse Operational Services Agreement dated as of May 27, 1997 between FloriCulture, Inc. and LSP-Whitewater Limited Partnership. (4)
10.107	Letter Agreement dated May 12, 1995 between Dominion Growers, Inc. and LSP-Whitewater Limited Partnership. (1)
10.108	Gas Sales Contract dated as of December 22, 1994 between Natural Gas Clearinghouse and LSP-Whitewater Limited Partnership. (1)
10.108.1	First Amendment to Gas Sales Contract dated as of April 18, 1995 between Natural Gas Clearinghouse and LSP-Whitewater Limited Partnership. (1)
10.109	Gas Sales Contract dated as of February 16, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership. (1)
10.109.1	First Amendment to Gas Sales Contract dated as of April 26, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc. and LSP-Whitewater Limited Partnership. (1)
10.110	Letter Agreement dated April 21, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.111	Amended and Restated Letter Agreement dated as of April 10, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.112	Gas Transportation Agreement dated March 9, 1995 between Wisconsin Natural Gas Company and LSP-Whitewater Limited Partnership. (1) Partnership. (1)
10.113	Capacity Release and Gas Sales Agreement dated as of April 27, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership. (1)
10.113.1	First Amendment to Capacity Release and Gas Sales Agreement dated as of June 2, 1995 between Wisconsin Power and Light Company and LSP-Whitewater Limited Partnership. (1)
10.114	Firm Throughput Service Agreement (Northern Contract #23479) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.115	Interruptible Throughput Service Agreement (Northern Contract #24200) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.116	Interruptible Throughput Service Agreement (Northern Contract #24201) dated April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.117	Firm Deferred Delivery Service Agreement (Northern Contract #23282) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.118	Interruptible Deferred Delivery Service Agreement (Northern Contract #24202) dated as of April 25, 1995 between Northern Natural Gas Company and LSP-Whitewater Limited Partnership. (1)
10.119	Consent and Agreement dated as of May 1, 1995 between City of Whitewater, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.120	Consent and Agreement dated as of May 1, 1995 among Wisconsin Electric Power Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.121	Consent and Agreement dated as of May 1, 1995 among Westinghouse Electric Corporation, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.122

Consent and Agreement dated as of May 1, 1995 among Westinghouse Operating Services Company, Inc., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.123

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

10.125	Consent and Agreement dated as of May 1, 1995 among Natural Gas Clearinghouse, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.126

Consent and Agreement dated as of May 1, 1995 among Aquila Energy Marketing Corporation, UtiliCorp United, Inc., LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)

10.127	Consent and Agreement dated as of May 1, 1995 among Wisconsin Natural Gas Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.128	Consent and Agreement dated as of May 1, 1995 among Northern Natural Gas Company, LSP-Whitewater Limited Partnership and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.129	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Electric Corporation. (1)
10.130	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Westinghouse Operating Services Company, Inc. (1)
10.131	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Aquila Energy Marketing Corporation. (1)
10.132	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Natural Gas Clearinghouse. (1)
10.133	Subordinated Creditor Consent and Agreement dated as of May 1, 1995 among LSP-Whitewater Limited Partnership, Wisconsin Electric Power Company and Northern Natural Gas Company. (1)
10.134	Easement dated May 11, 1995 granted by the University of Wisconsin-Whitewater to LSP-Whitewater Limited Partnership. (1)
10.135	Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)
10.136	Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)
10.137	Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)
10.138	Easement dated March 22, 1995 granted by the City of Whitewater to LSP-Whitewater Limited Partnership. (1)
10.139	Easement dated June 2, 1995 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership. (1)
10.140	Easement dated September 10, 1994 granted by Joe C. Pattermann and June M. Pattermann to LSP-Whitewater Limited Partnership. (1)
10.141	Easement dated May 25, 1995 granted by John P. Hill and Rosalee K. Hill to LSP-Whitewater Limited Partnership. (1)
10.142	Easement dated June 1, 1994 granted by Mark D. Hoffmann to LSP-Whitewater Limited Partnership. (1)
10.143	Easement dated May 31, 1995 granted by Daniel L. Schwertfeger and Jeanne M. Schwertfeger to LSP-Whitewater Limited Partnership. (1)
10.144	Easement dated June 2, 1995 granted by Jerry C. Kollwelter and Donna L. Kollwelter to LSP-Whitewater Limited Partnership. (1)
10.145	Easement dated June 1, 1995 granted by Lowell C. Hagen and Thu T. Hagen to LSP-Whitewater Limited Partnership. (1)
10.146	Easement dated June 1, 1995 granted by Dean A. Cox and Maybell Cox to LSP-Whitewater Limited Partnership. (1)
10.147	Easement dated June 5, 1995 granted by John's Disposal Service, Inc. to LSP-Whitewater Limited Partnership. (1)
10.148	Easement dated June 12, 1995 granted by Greg Lurvey and Mark Lurvey to LSP-Whitewater Limited Partnership. (1)
10.149	Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)
10.150	Easement dated October 24, 1994 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)
10.151	Easement dated May 30, 1995 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)
10.152	Easement dated May 30, 1995 granted by Perry Moyer and Dorothy Moyer to LSP-Whitewater Limited Partnership. (1)
10.153	Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership. (1)
10.154	Easement dated June 5, 1995 granted by Robert J. Wagner to LSP-Whitewater Limited Partnership. (1)
10.155	Letter dated September 16, 2002 regarding transfer of ownership of TPC Funding, LLC and conversion from TPC Whitewater, Inc. to FPP Whitewater, LLC.
GRANITE POWER PARTNERS, L.P. AGREEMENTS
10.156	Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.157	Pledge Agreement dated as of May 1, 1995 between Granite Power Partners, L.P. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.158	Assignment dated as of November 23, 1994 between Granite Power Partners, L.P. and LSP-Cottage Grove, L.P. (1)
10.159	Assignment dated as of November 23, 1994 between Granite Power Partners L.P. and LSP-Whitewater Limited Partnership. (1)
10.160	Acknowledgment and Consent dated June 30, 1995 among Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)
10.161	Amendment to Participation Agreement dated as of June 29, 1995 between Tomen Power Corporation and Granite Power Partners, L.P. (1)
LSP-COTTAGE GROVE, INC. AGREEMENTS
10.162	Security Agreement dated as of May 1, 1995 between LSP-Cottage Grove, Inc. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.163	Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Cottage Grove, Inc. (1)
LSP-WHITEWATER I, INC. AGREEMENTS
10.164	Security Agreement dated as of May 1, 1995 between LSP-Whitewater I, Inc. and The Chase Manhattan Bank (National Association), as collateral agent. (1)
10.165	Management Services Agreement dated as of May 1, 1995 between LS Power Corporation and LSP-Whitewater I, Inc. (1)
10.166	Acknowledgment and Consent dated June 30, 1995 among Wisconsin Electric Power Company, LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)
LS POWER CORPORATION AGREEMENTS
10.167	Amended and Restated Limited Partnership Agreement of Granite Power Partners, L.P. dated January 16, 1992 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen. (1)
10.167.1

First Amendment to Amended and Restated Limited Partnership Agreement of Granite Power Partners, L.P. dated December 30, 1993 among LS Power Corporation, Chase Manhattan Capital Corporation and Joseph Cogen. (1)

CHANGE IN CONTROL EVENT AGREEMENTS
10.168	Assignment and Assumption Agreement dated as of March 20, 1998 between Cogentrix Energy, Inc. and LS Power Corporation. (5)
10.169	Pledge Agreement dated March 20, 1998 between Cogentrix Cottage Grove LLC and The Chase Manhattan Bank as Collateral Agent. (5)
10.170	Pledge Agreement dated March 20, 1998 between Cogentrix Whitewater LLC and The Chase Manhattan Bank as Collateral Agent. (5)

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

(6)       Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed March 31, 1998.

(7)       Incorporated herein by reference to the Form 8-K (File No. 33-95928) filed April 6, 1998.

(8)       Incorporated herein by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999.

(9)       Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed May 17, 1999.

(10)     Incorporated herein by reference to the Form 10-Q (File No. 33-95928) filed August 19, 2002

* Confidential treatment has been granted for certain portions of the noted document.