Form 10-Q
period 2003-03-31
LS POWER FUNDING CORP
filed 2003-05-15
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes [ Ö ]       No[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act)

Yes  [   ]       No  [ Ö ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2003

PART I/ITEM 1.   CONDENSED FINANCIAL STATEMENTS

          The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While the management of LS Power Funding Corporation ("Funding"), LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") (Cottage Grove and Whitewater sometimes referred to herein individually as a "Partnership" and collectively as the "Partnerships") believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed by Funding and the Partnerships.

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

General

          Cottage Grove is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Cottage Grove, Minnesota (the "Cottage Grove Facility"). The 1% general partner, LSP-Cottage Grove, Inc., and the 72% limited partner, Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"), are indirect subsidiaries of Cogentrix Energy, Inc. ("Cogentrix Energy"). The other limited partner is FPP Cottage Grove, LLC ("FPP Cottage Grove") and is not affiliated with Cogentrix Energy. Whitewater is a single purpose Delaware limited partnership formed in December 1993 to develop, finance, construct and own a gas-fired cogeneration facility located in Whitewater, Wisconsin (the "Whitewater Facility", and collectively with the Cottage Grove Facility, the "Facilities"). The 1% general partner, LSP-Whitewater I, Inc., and the 73% limited partner, Cogentrix Whitewater, LLC ("Cogentrix Whitewater"), are indirect subsidiaries of Cogentrix Energy. The other limited partner is FPP Whitewater, LLC ("FPP Whitewater"), an affiliate of FPP Cottage Grove that is not affiliated with Cogentrix Energy. The Partnerships sell electric capacity and energy generated by their Facilities to two utilities under separate long-term power purchase agreements (individually, the "Power Purchase Agreement" and collectively, the "Power Purchase Agreements"). Whitewater sells up to 236.5 megawatts of electric capacity and associated energy generated by the Whitewater Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year Power Purchase Agreement expiring in September 2022. Whitewater may also sell to third parties up to 12 megawatts of electric capacity and any energy not dispatched by WEPCO. All of the electric capacity and energy generated by the Cottage Grove Facility is sold to Northern States Power Company ("NSP") pursuant to a 30-year Power Purchase Agreement, which runs through October 2027. The Partnerships also have long-term steam supply agreements with steam hosts to supply thermal energy produced by the Facilities.

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

Results of Operations

     Cottage Grove

          Operating revenues increased approximately 56.8% to $18.5 million for the first quarter of 2003 as compared to $11.8 million for the first quarter of 2002. This increase was the result of increases in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and the steam purchaser, offset by a decrease in megawatt hours sold to the purchasing utility and the level of steam produced. Commodity sales increased due to higher gas inventories being available for sale to third party purchasers.

          Operating expenses increased approximately 75.0% to $12.6 million for the first quarter of 2003 as compared to $7.2 million for the first quarter of 2002. This increase was the result of increases in both cost of services and commodity cost of sales. Cost of services increased due to an increase in fuel expense, a component of cost of services, as a result of increased natural gas prices, which was partially offset by a decrease in megawatt hours sold to the purchasing utility. Commodity cost of sales increased due to higher natural gas inventories being available for sale to third party purchasers.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues increased approximately 42.3% to $19.5 million for the first quarter of 2003 as compared to $13.7 million for the first quarter of 2002. The increase was the result of an increase in service revenues. Service revenues increased due to an increase in the variable energy rate charged to the purchasing utility, which was partially offset by a decrease in megawatt hours sold to the purchasing utility.

          Operating expenses increased approximately 23.2% to $13.8 million for the first quarter of 2003 as compared to $11.2 million for the first quarter of 2002. This increase was the result of an increase in cost of services. Cost of services increased due to an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. The increase in natural gas prices was partially offset by a decrease in megawatt hours sold to the purchasing utility as well as higher maintenance costs incurred during the quarter ended March 31, 2002, another component of cost of services, due to an unscheduled outage.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Facility Construction

     Cottage Grove

          During the second quarter of 2003, Cottage Grove agreed to release Westinghouse Electric Corporation ("Westinghouse Electric"), the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and removed the requirement for Westinghouse Electric to provide a letter of credit to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric will pay Cottage Grove approximately $0.3 million which the Partnership will record as an additional gain on sales-type capital lease during the second quarter of 2003. Westinghouse Electric has also agreed to perform certain maintenance tasks through March 2004.

     Whitewater

          During the second quarter of 2003, Whitewater agreed to release Westinghouse Electric, the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and removed the requirement for Westinghouse Electric to provide a letter of credit to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric will pay Whitewater approximately $0.2 million which the Partnership will record as an additional gain on sales-type capital lease during the second quarter of 2003. Westinghouse Electric has also agreed to perform certain maintenance tasks through March 2004.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the three-month period ended March 31, 2003, were net income of $2.8 million and a net $4.6 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $7.9 million were primarily used to fund $6.6 million of restricted cash.

     Whitewater

          The principal component of operating cash flow for the three-month period ended March 31, 2003, were net income of $1.7 million and a net $3.7 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $6.9 million were primarily used to fund $7.5 million of restricted cash.

     Other Financial Information

          During February 2002, Cottage Grove experienced an unplanned outage. Repairs were made and operations re-started. This outage, in addition to the unplanned outage during September 2002, may reduce Cottage Grove's bonus peak period capacity payment by approximately $0.3 million for the year ending December 31, 2003.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at March 31, 2003, equal to $7.2 million and $8.2 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Energy.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide working capital loans of up to $3.0 million and letters of credit commitments up to $5.0 million for Whitewater and $5.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of March 31, 2003, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and there were no amounts outstanding under the Whitewater letter of credit facility.

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

          The Cottage Grove and Whitewater Facilities each have gas supply contracts with two suppliers that in the aggregate provide 100% of the expected gas requirements of each Facility. One of the gas supply contracts at each Facility is with Dynegy Marketing and Trade ("Dynegy") and the other supply contract is with Aquila Energy Marketing Corporation ("Aquila"). The gas price components of the Aquila and Dynegy gas supply agreements are priced at market based indices and are structured to provide matching changes in energy payments under the Whitewater and Cottage Grove PPAs. Included within these gas supply agreements is a provision whereby Whitewater and Cottage Grove may select to pay a monthly fixed fee as consideration for the right to elect to purchase a daily quantity of gas priced at the TOK, as defined by the contracts, or first-of-the-month spot market price (the "Fuel Selection Fee"). Cottage Grove and Whitewater can each purchase up to 40% of its contracted gas supplies under the option structure. The remaining 60% of the gas requirements are priced at the TOK price, or daily spot price. The U.S. gas market is currently experiencing a tightening of gas supplies, increased gas prices, and increased price volatility and, consequently, the Fuel Selection Fees are anticipated to be more costly. During 2002, a number of events negatively impacted the business and prospects of Dynegy and Aquila resulting in downgrades in the credit ratings of Dynegy and Aquila to non-investment grade by each of the major rating agencies. A failure to perform under the gas supply contracts by either Dynegy or Aquila may have a material adverse effect on Whitewater and Cottage Grove. While management believes that alternative natural gas supplies at market-based prices can be obtained so as to ensure against interruption, no assurance can be given that the replacement arrangements would have terms commercially equivalent to the Dynegy and Aquila contracts.

PART 1/ITEM 4.   CONTROLS AND PROCEDURES

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

PART 2/ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
3.1	Certificate of Incorporation of LS Power Funding Corporation [1]
3.2	Bylaws of LS Power Funding Corporation [1]
3.3	Certificate of Limited Partnership of LSP-Cottage Grove, L.P. [1]
3.4	Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Cottage Grove, Inc., Granite Power Partners, L.P. and TPC Cottage Grove, Inc. [1]
3.4.1	Amendment No. 1 to the Cottage Grove Partnership Agreement [2]
3.4.2	Consent, Waiver and Amendment No. 2 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. [3]
3.4.3	Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. [4]
3.5	Certificate of Limited Partnership of LSP-Whitewater Limited Partnership [1]
3.6	Amended and Restated Partnership Agreement dated as of June 30, 1995 among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. [1]
3.6.1	Consent, Waiver and Amendment No. 1 dated March 20, 1998 to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership [3]
3.6.2	Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership [3]
4.1

Trust Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Bonds (as Supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LS Power Funding Corporation and IBJ Schroder Bank & Trust Company, as Trustee [1]

4.2

Trust Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Cottage Grove First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Cottage Grove, L.P. and IBJ Schroder Bank & Trust Company, as Trustee) [1]

4.3

Trust Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Whitewater First Mortgage Bonds (as supplemented by the First Supplemental Indenture dated as of May 1, 1995 by and among LSP-Whitewater Limited Partnership and IBJ Schroder Bank & Trust Company, as Trustee) [1]

4.4

Registration Rights Agreement dated as of June 30, 1995 by and among Chase Securities, Inc., Morgan Stanley & Co. Incorporated, LS Power Funding Corporation, LSP-Cottage Grove, L.P., and LSP-Whitewater Limited Partnership [1]

4.5	Form of Senior Secured Bond (included in Exhibit 4.1) [1]
4.6	Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2) [1]
4.7	Form of Whitewater First Mortgage Bond (included in Exhibit 4.3) [1]
10.1	Sixth Amendment, made as of February 17, 2003 to the Power Purchase Agreement between LSP-Whitewater, L.P. and Wisconsin Electric Power Company dated as of December 21, 1993 and as previously amended.
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

LS POWER FUNDING CORPORATION
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     May 15, 2003

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     May 15, 2003

LSP-WHITEWATER LIMITED PARTNERSHIP

By: LSP-Whitewater I, Inc.
Its: General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     May 15, 2003

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

Date: May 15, 2003 /s/ Mark F. Miller Mark F. Miller President

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

Date: May 15, 2003 /s/ Thomas F. Schwartz Thomas F. Schwartz Chief Financial Officer

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
March 31, 2003 and December 31, 2002
(Dollars in thousands)

	March 31, December 31, 2003 2002 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	5,869	5,869
Interest receivable on First Mortgage Bonds	6,288	-
Total current assets	12,158	5,870

INVESTMENT IN FIRST MORTGAGE BONDS	315,935	315,935
Total assets	$328,093	$321,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds Payable	$ 5,869	$ 5,869
Interest payable on Senior Secured Bonds Payable	6,288	-
Total current liabilities	12,157	5,869

SENIOR SECURED BONDS PAYABLE	315,935	315,935
Total liabilities	328,092	321,804
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1
Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$328,093	$321,805

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31, 2003 2002

INTEREST INCOME	$ 6,288	$ 6,370

INTEREST EXPENSE	6,288	6,370

NET INCOME	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31, 2003 2002

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

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2003 and the statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with Funding's audited financial statements included in Funding's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003.

2.     ORGANIZATION

          Funding was established on June 23, 1995, as a special purpose Delaware corporation to issue debt securities in connection with financing construction of two gas-fired cogeneration facilities, one located in Cottage Grove, Minnesota, and the other located in Whitewater, Wisconsin. LSP-Cottage Grove, L.P. ("Cottage Grove") and LSP-Whitewater Limited Partnership ("Whitewater") are single purpose Delaware limited partnerships established to develop, finance, construct and own the facilities at Cottage Grove and Whitewater, respectively. Cottage Grove and Whitewater each own 50% of the outstanding stock of Funding. Funding's sole business activities are limited to maintaining its organization, the offering of the Senior Secured Bonds and its acquisition of the First Mortgage Bonds issued by Cottage Grove and Whitewater. The ultimate parent of Cottage Grove and Whitewater is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          Cogentrix Energy's corporate credit facility matures in October 2003 at which time all outstanding borrowings will become due and payable. In the event the facility matures and is not repaid, this would create a cross-default under Cogentrix Energy's senior unsecured notes. As a result of this matter, Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. Cogentrix Energy's management intends to refinance the corporate credit facility prior to its maturity and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished.

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including the Partnership) to satisfy such project's obligation.

          Cogentrix Energy owns an indirect interest in Funding and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide services to Funding. Although Cogentrix Energy's management does not expect the matters discussed above to have a material impact on Funding, Funding cannot be certain that these matters would not affect certain of Funding's loan agreements or ownership arrangements with respect to Funding.

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS March 31, 2003 and December 31, 2002 (Dollars in thousands)
	March 31, December 31, 2003 2002 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 2,460	$ 1,109
Restricted cash	6,753	168
Accounts receivable	5,174	5,972
Fuel inventories	734	1,325
Spare parts inventories	88	155
Other current assets	432	387
Total current assets	15,641	9,116

NET INVESTMENT IN LEASE	235,900	236,338

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,343 and $2,237, respectively	4,988	5,086

NOTE RECEIVABLE FROM AFFILIATE	7,223	7,223

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

OTHER ASSETS	186	338

Total assets	$263,939	$258,102

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of first mortgage bonds payable	$ 2,740	$ 2,740
Accounts payable	2,930	3,500
Accrued interest payable	2,936	-
Other accrued expenses	728	98
Total current liabilities	9,334	6,338

FIRST MORTGAGE BONDS PAYABLE	147,500	147,500

Total liabilities	156,834	153,838

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	107,105	104,264

Total liabilities and partners' capital	$263,939	$258,102

The accompanying notes to the condensed financial statements are an integral part of these statements.
LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2003 2002

OPERATING REVENUES:
Lease revenue	$ 5,319	$ 5,338
Service revenue	9,922	5,859
Commodity sales	2,987	411
Other	239	238
	18,467	11,846

OPERATING EXPENSES:
Cost of services	9,752	6,795
Commodity cost of sales	2,852	382
	12,604	7,177

OPERATING INCOME	5,863	4,669

OTHER INCOME (EXPENSE):
Interest expense	(3,054)	(3,065)
Interest income and other, net	32	60

NET INCOME	$ 2,841	$ 1,664

The accompanying notes to the condensed financial statements are an integral part of these statements.
LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,841	$ 1,664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance and financing costs	106	90
Amortization of unearned lease income	(5,319)	(5,338)
Minimum lease payments received	5,757	5,526
(Increase) decrease in accounts receivable	798	(452)
Decrease in fuel inventories	591	613
Decrease in spare parts inventories	67	33
Decrease in other assets	107	336
Increase (decrease) in accounts payable	(570)	911
Increase in accrued interest payable	2,936	2,974
Increase in accrued expenses	630	299
Net cash flows provided by operating activities	7,944	6,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(6,585)	(6,199)
Net cash flows used in investing activities	(6,585)	(6,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred financing costs	(8)	-
Net cash flows used in financing activities	(8)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,351	457

CASH AND CASH EQUIVALENTS, beginning of period	1,109	728

CASH AND CASH EQUIVALENTS, end of period	$ 2,460	$ 1,185

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2003 and the statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003.

2.     ORGANIZATION

          The Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Cottage Grove, Minnesota (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced October 1, 1997. The 1% general partner of the Partnership is LSP-Cottage Grove, Inc. ("Cottage Grove"), a wholly-owned subsidiary of Cogentrix Cottage Grove, LLC ("Cogentrix Cottage Grove"). Cogentrix Cottage Grove and FPP Cottage Grove, LLC, are the sole limited partners of the Partnership, owning approximately 72% and 27% limited partnership interests, respectively. The ultimate parent of Cogentrix Cottage Grove is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          Cogentrix Energy's corporate credit facility matures in October 2003 at which time all outstanding borrowings will become due and payable. In the event the facility matures and is not repaid, this would create a cross-default under Cogentrix Energy's senior unsecured notes. As a result of this matter, Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. Cogentrix Energy's management intends to refinance the corporate credit facility prior to its maturity and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished.

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including the Partnership) to satisfy such project's obligation.

          Cogentrix Energy owns an indirect interest in the Partnership and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide operation, maintenance and other services to the Partnership. Although Cogentrix Energy's management does not expect the matters discussed above to have a material impact on the Partnership, the Partnership cannot be certain that these matters would not affect certain of the Partnership's operating contracts, loan agreements or ownership arrangements with respect to the Partnership.

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

          All of the electric capacity and energy generated by the Facility is sold to Northern States Power Company under a 30-year power purchase agreement which expires in October 2027 (the "Power Purchase Agreement"). The thermal energy generated by the Facility is sold in the form of steam to 3M Company (formerly Minnesota Mining and Manufacturing Company, "3M") under a 30-year thermal energy sales agreement which also has an initial expiration date in 2027.

3.     NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2003, the Partnership adopted Statement of Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of this pronouncement was not material to the Partnership's financial statements. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at March 31, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$457,573 (221,673) $235,900

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS of Financial Accounting Standards No. 13, "Accounting for Leases."

5.     UNSCHEDULED OUTAGE

          During February 2003, Cottage Grove experienced an unplanned outage. Repairs were made and operations re-started. However, this outage may reduce Cottage Grove's bonus peak period capacity payment by approximately $0.3 million for the year ending December 31, 2003.

6.     SUBSEQUENT EVENT

          During May 2003, the Partnership agreed to return Westinghouse Electric Corporation's ("Westinghouse Electric") $2.0 million letter of credit issued to support Westinghouse Electric's obligations to perform certain maintenance work on behalf of the Partnership. In return, Westinghouse Electric has agreed to pay the Partnership $0.3 million. In addition, Westinghouse Electric has agreed to perform certain maintenance tasks through March 2004. This payment will be recorded as a gain on sales-type capital lease during the quarter ended June 30, 2003.
LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
March 31, 2003 and December 31, 2002
(Dollars in thousands)

	March 31, December 31, 2003 2002 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,521	$ 2,105
Restricted cash	7,683	168
Accounts receivable - trade	8,257	6,335
Accounts receivable - other	29	473
Fuel inventories	470	1,387
Spare parts inventories	267	268
Other current assets	653	722
Total current assets	18,880	11,458

NET INVESTMENT IN LEASE	259,431	260,158
GREENHOUSE FACILITY, net of accumulated depreciation of $2,352 and $2,243, respectively	6,455	6,564
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,381 and $2,274, respectively	5,043	5,143
NOTE RECEIVABLE FROM AFFILIATE	8,248	8,248
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	585	585

Total assets	$ 298,643	$ 292,157

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILTIES:
Current portion of first mortgage bonds payable	$ 3,129	$ 3,129
Accounts payable	4,064	3,683
Accrued interest payable	3,352	-
Other accrued expenses	596	170
Total current liabilities	11,141	6,982

FIRST MORTGAGE BONDS PAYABLE	168,435	168,435
ASSET RETIREMENT OBLIGATION	632	-

Total liabilities	180,208	175,417

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	118,435	116,740

Total liabilities and partners' capital	$ 298,643	$ 292,157

The accompanying notes to the condensed financial statements are an integral part of these statements.
LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2003 2002

OPERATING REVENUES:
Lease revenue	$ 5,780	$ 5,825
Service revenue	12,885	7,009
Commodity sales	857	516
Other	15	339
	19,537	13,689

OPERATING EXPENSES:
Cost of services	12,544	9,995
Commodity cost of sales	741	468
Greenhouse expenses	546	696
	13,831	11,159

OPERATING INCOME	5,706	2,530

OTHER INCOME (EXPENSE):
Interest expense	(3,470)	(3,495)
Interest income	80	75

Net income (loss) before cumulative effect of a change in accounting principle	2,316	(890)

Cumulative effect of a change in accounting principle	(621)	-

NET INCOME (LOSS)	$ 1,695	$ (890)

The accompanying notes to the condensed financial statements are an integral part of these statements.
LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,695	$ (890)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Cumulative effect of a change in accounting principle	621	-
Amortization of debt issuance and financing costs	107	92
Depreciation	109	110
Amortization of unearned lease income	(5,780)	(5,825)
Minimum lease payments received	6,507	6,285
Increase in accounts receivable - trade	(1,922)	(1,303)
Decrease in accounts receivable - other	444	913
Decrease in fuel inventories	917	718
Decrease (increase) in spare parts inventories	1	(37)
Decrease in other current assets	69	561
Increase in accounts payable	381	139
Increase in accrued interests payable	3,352	3,396
Increase in accrued expenses and other	437	1,301
Net cash flows provided by operating activities	6,938	5,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	-	(15)
Increase in restricted cash	(7,515)	(5,422)
Net cash flows used in investing activities	(7,515)	(5,437)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Increase in deferred financing costs	(7)	-
Net cash flows used in financing activities	(7)	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(584)	23

CASH AND CASH EQUIVALENTS, beginning of period	2,105	1,438

CASH AND CASH EQUIVALENTS, end of period	$ 1,521	$ 1,461

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of March 31, 2003 and the statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.

          The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. While management believes that the disclosures made are adequate to make the information presented not misleading, these unaudited condensed financial statements should be read in conjunction with the Partnership's audited financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003 with the SEC.

2.     ORGANIZATION

          The Partnership is a Delaware limited partnership that was formed on December 14, 1993, to develop, finance, construct and own a gas-fired cogeneration facility with a design capacity of approximately 245 megawatts located in Whitewater, Wisconsin (the "Facility"). Construction and start-up of the Facility was substantially completed and commercial operation commenced September 18, 1997. The 1% general partner of the Partnership is LSP-Whitewater I, Inc., a wholly-owned subsidiary of Cogentrix Whitewater, LLC ("Cogentrix Whitewater"). Cogentrix Whitewater and FPP Whitewater, LLC are the sole limited partners of the Partnership, owning approximately 73% and 26% limited partnership interests, respectively. The ultimate parent of Cogentrix Whitewater is Cogentrix Energy, Inc. ("Cogentrix Energy"), a North Carolina corporation.

          Cogentrix Energy's corporate credit facility matures in October 2003 at which time all outstanding borrowings will become due and payable. In the event the facility matures and is not repaid, this would create a cross-default under Cogentrix Energy's senior unsecured notes. As a result of this matter, Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. Cogentrix Energy's management intends to refinance the corporate credit facility prior to its maturity and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished.

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including the Partnership) to satisfy such project's obligation.

          Cogentrix Energy owns an indirect interest in the Partnership and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide operation, maintenance and other services to the Partnership. Although Cogentrix Energy's management does not expect the matters discussed above to have a material impact on the Partnership, the Partnership cannot be certain that these matters would not affect certain of the Partnership's operating contracts, loan agreements or ownership arrangements with respect to the Partnership.

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

          The Partnership sells up to 236.5 megawatts of electric capacity and associated energy generated by the Facility to Wisconsin Electric Power Company ("WEPCO") pursuant to a 25-year power purchase agreement (the "Power Purchase Agreement") which expires in September 2022. The Partnership may also sell to third parties up to 12 megawatts of electric capacity and any energy that is not dispatched by WEPCO. The thermal energy generated by the Facility is provided in the form of steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring on June 30, 2005, and in the form of hot water to a greenhouse owned by the Partnership.

3.     NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove long-lived assets used in their business. The Partnership identified an obligation to dismantle and remove the Facility under the terms of the Partnership's development agreement with the City of Whitewater, Wisconsin. The Partnership developed cost estimates representing the future cost to dismantle and remove this Facility at the end of its useful file. The future cost to dismantle and remove this Facility has been discounted to its present value, and the related liability has been recorded on the balance sheet as of January 1, 2003. Over the life of the Facility, the liability will be accreted to its future value and eventually extinguished when the Facility is taken out of service. As of January 1, 2003, the Partnership recorded an expense of $0.6 million, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying condensed financial statements. As of March 31, 2003, the Company had an asset retirement obligation liability of $0.6 million which is included in other long-term liabilities in the accompanying condensed balance sheet.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at March 31, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$490,340 (230,909) $259,431

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

5.     SUBSEQUENT EVENT

          During May 2003, the Partnership agreed to return Westinghouse Electric Corporation's ("Westinghouse Electric") $2.0 million letter of credit issued to the Partnership in support of obligations to perform certain maintenance work on behalf of the Partnership. In return, Westinghouse Electric has agreed to pay the Partnership $0.2 million. In addition, Westinghouse Electric has agreed to perform certain maintenance tasks through March 2004. This payment will be recorded as a gain on sales-type capital lease during the quarter ended June 30, 2003.