Form 10-Q
period 2003-06-30
LS POWER FUNDING CORP
filed 2003-08-14
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2003

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

Yes  [   ]       No  [ Ö ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2003

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

Results of Operations

     Cottage Grove

          Operating revenues increased approximately 38.6% to $15.8 million for the second quarter of 2003 as compared to $11.4 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices. The increase in commodity sales was attributable to a higher volume of sales of remarketed fuel to third party purchasers and an increase in natural gas prices for the second quarter of 2003 as compared to the second quarter of 2002.

          Operating revenues increased approximately 47.2% to $34.3 million for the six months ended June 30, 2003 compared to $23.3 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from a significant increase in natural gas prices in the first six months of 2003 as compared to the first six months of 2002. This increase was partially offset by fewer megawatt hours produced. The increase in commodity sales was due to an increase in remarketed fuel sales to third party purchasers as well as an increase in natural gas prices in the first six months of 2003 as compared to the first six months of 2002.

          Operating expenses increased approximately 52.9% to $10.7 million for the second quarter of 2003 as compared to $7.0 million for the corresponding period of 2002. This increase was the result of an increase in cost of services and commodity sales expense. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, related to an increase in natural gas prices. Commodity cost of sales increased due to an increase in remarketed fuel sales to third party purchasers.

          Operating expenses increased approximately 64.1% to $23.3 million for the six months ended June 30, 2003 as compared to $14.2 for the corresponding period of 2002 for the same reasons listed above for the quarter ended June 30, 2003.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues increased approximately 11.8% to $17.0 million for the second quarter of 2003 as compared to $15.2 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices. The increase in commodity sales was attributable to a higher volume of sales of remarketed fuel to third party purchasers and an increase in natural gas prices for the second quarter of 2003 as compared to the second quarter of 2002.

          Operating revenues increased approximately 26.6% to $36.6 million for the six months ended June 30, 2003 as compared to $28.9 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices, partially offset by a decrease in megawatt hours produced. The increase in commodity sales is due to an increase in remarketed fuel sales to third party purchasers and an increase in natural gas prices.

          Operating expenses increased approximately 23.3% to $10.6 million for the second quarter of 2003 as compared to $8.6 million for the corresponding period of 2002. This increase was primarily the result of an increase in cost of services and commodity cost of sales. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. Commodity cost of sales increased due to an increase in fuel sales to third party purchasers.

          Operating expenses increased approximately 23.2% to $24.4 million for the six months ended June 30, 2002 as compared to $19.8 for the corresponding period of 2002. This increase was primarily the result of an increase in cost of services and commodity cost of sales. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. The increase in commodity cost of sales was due to an increase in fuel sales to third party purchasers and an increase in natural gas prices.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

Facility Construction

     Cottage Grove

          During the second quarter of 2003, Cottage Grove agreed to release Westinghouse Electric Corporation ("Westinghouse Electric"), the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and removed the requirement for Westinghouse Electric to provide a letter of credit to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric paid Cottage Grove approximately $0.3 million which the Partnership recorded as an additional gain on sales-type capital lease. Westinghouse Electric has also agreed to perform certain maintenance tasks through March 2004.

     Whitewater

          During the second quarter of 2003, Whitewater agreed to release Westinghouse Electric, the Facility's construction contractor, from performing certain repairs agreed to under the final settlement of the cost to construct the facility and removed the requirement for Westinghouse Electric to provide a letter of credit to support Westinghouse Electric's obligations to perform certain future maintenance work. In exchange, Westinghouse Electric paid Whitewater approximately $0.2 million which the Partnership recorded as an additional gain on sales-type capital lease. Westinghouse Electric has also agreed to perform certain maintenance tasks through March 2004.

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the six-month period ended June 30, 2003, were net income of $5.3 million and a net $1.4 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $7.8 million were primarily used to repay $1.3 million of First Mortgage Bonds and make partner distributions of $4.8 million.

     Whitewater

          The principal component of operating cash flow for the six-month period ended June 30, 2003, were net income of $5.0 million and a net $2.1 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $9.6 million were primarily used to repay $1.5 million of First Mortgage Bonds and make partner distributions of $5.9 million.

     Other Financial Information

          The Cottage Grove facility is expecting a reduction in the bonus peak period capacity payment of approximately $0.3 million for the year ending December 31, 2003 as a result of unplanned outages during February 2003 and September 2002.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at June 30, 2003, equal to $7.4 million and $8.4 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Mid-America, Inc.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide working capital loans of up to $3.0 million and letters of credit commitments up to $5.0 million for Whitewater and $5.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of June 30, 2003, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement and there were no amounts outstanding under the Whitewater letter of credit facility.

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

New Accounting Pronouncements

          The Partnerships adopted Statement of Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. The Whitewater Partnership identified an obligation to dismantle and remove its facility under the terms of a development agreement with the City of Whitewater, Wisconsin. The Whitewater Partnership developed cost estimates representing the future cost to dismantle and remove this facility at the end of its useful life. The future cost to dismantle and remove this facility has been discounted to its present value, and the related liability has been recorded on the balance sheet as of January 1, 2003. Over the life of the facility, the liability will be accreted to its future value and eventually extinguished when the facility is taken out of service. As of January 1, 2003, the Partnership recorded an expense of $0.6 million, related to these obligations as a cumulative effect of a change in accounting principle in the condensed financial statements. The adoption of this statement had no impact on the Whitewater Partnership's cash flows. The adoption of this pronouncement was not material to the Cottage Grove Partnership's financial statements.

          The Partnerships adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnerships' adoption of this statement did not have an impact on its financial condition or results of operations.

          The Partnerships adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" on January 1, 2003. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnerships' adoption of this statement did not have an impact on its financial condition or results of operations.

          The Partnerships adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" in December 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnerships' financial position, results of operations or cash flows.

          The FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" in April 2003. This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Partnerships' financial statements.

          The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnerships adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on their financial statements.

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

PART 1/ITEM 4.   CONTROLS AND PROCEDURES

          Our Chief Executive Officer and President have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, these officers have concluded that, as of the end of such period, Funding's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Funding required to be included in our periodic filings under the Exchange Act. No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	Form of Senior Secured Bond (included in Exhibit 4.1) [1]
4.6	Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2) [1]
4.7	Form of Whitewater First Mortgage Bond (included in Exhibit 4.3) [1]
31.1 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date:     August 14, 2003

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     August 14, 2003

LSP-WHITEWATER LIMITED PARTNERSHIP

By:       LSP-Whitewater I, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     August 14, 2003

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2003	2002

CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	6,481	5,869
Total current assets	6,482	5,870

INVESTMENT IN FIRST MORTGAGE BONDS	312,452	315,935

Total assets	$ 318,934	$ 321,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds Payable	$ 6,481	$ 5,869

SENIOR SECURED BONDS PAYABLE	312,452	315,935
Total liabilities	318,933	321,804

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1

Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$ 318,934	$ 321,805

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

INTEREST INCOME	$ 6,288	$ 6,370	$ 12,577	$ 12,740

INTEREST EXPENSE	6,288	6,370	12,577	12,740

NET INCOME	$ -	$ -	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Receipt of principal on investment in
First Mortgage Bonds	$ 2,871	$ 2,227
Repayment of Senior Secured Bonds	(2,871)	(2,227)
Net cash flows provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash flows provided by investing activities	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash flows provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, beginning of period	1	1

CASH, end of period	$ 1	$ 1

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

  FINANCIAL STATEMENTS

            The balance sheet as of June 30, 2003 and the statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six-month periods ended June 30, 2003 and 2002, have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of June 30, 2003, and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002.

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

            In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy these obligations with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including Funding) to satisfy such project's obligations.

            Cogentrix Energy owns an indirect interest in Funding and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide services to Funding. While an adverse outcome to the matters discussed above could have an adverse impact on Funding, management currently believes that such impact would not be material to the financial results or operations of Funding.

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS June 30, 2003 and December 31, 2002 (Dollars in thousands) (Unaudited)
	June 30, December 31, 2003 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 2,522	$ 1,109
Restricted cash	221	168
Accounts receivable	5,245	5,972
Fuel inventories	414	1,325
Spare parts inventories	230	155
Other current assets	418	387
Total current assets	9,050	9,116

NET INVESTMENT IN LEASE	235,452	236,338

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,449 and $2,237, respectively	4,882	5,086

NOTE RECEIVABLE FROM AFFILIATE	7,399	7,223

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

OTHER ASSETS	187	338

Total assets	$ 256,971	$ 258,102

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of First Mortgage Bonds payable	$ 3,026	$ 2,740
Accounts payable	2,901	3,500
Other accrued expenses	383	98
Total current liabilities	6,310	6,338

FIRST MORTGAGE BONDS PAYABLE	145,874	147,500

Total liabilities	152,184	153,838

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	104,787	104,264

Total liabilities and partners' capital	$ 256,971	$ 258,102

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Lease revenue	$ 5,309	$ 5,333	$ 10,628	$ 10,671
Service revenue	7,427	5,303	17,349	11,162
Commodity sales	3,099	807	6,325	1,218
Other	-	-	-	238
	15,835	11,443	34,302	23,289

OPERATING EXPENSES:
Cost of services	7,753	6,206	17,505	13,001
Commodity cost of sales	2,901	773	5,753	1,155
	10,654	6,979	23,258	14,156

OPERATING INCOME	5,181	4,464	11,044	9,133

OTHER INCOME (EXPENSE):
Gain on sales-type capital lease	300	-	300	-
Interest expense	(3,053)	(3,092)	(6,107)	(6,157)
Interest income	53	72	85	133

NET INCOME	$ 2,481	$ 1,444	$ 5,322	$ 3,109

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,322	$ 3,109
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance and financing costs	212	180
Amortization of unearned lease income	(10,628)	(10,671)
Minimum lease payments received	11,514	11,052
Decrease (increase) in accounts receivable - trade	727	(494)
Decrease in fuel inventories	911	951
Decrease (increase) in spare parts inventories	(75)	26
Decrease in other assets	120	595
Increase (decrease) in accounts payable	(599)	552
Increase in accrued expenses	285	142
Net cash flows provided by operating activities	7,789	5,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(53)	(53)
Net cash flows used in investing activities	(53)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Issuance of collateral support for letter of credit Increase in other	(1,340) (4,799) (176) - (8)	(1,041) (3,637) (212) (500) -
Net cash flows used in financing activities	(6,323)	(5,390)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,413	(1)

CASH AND CASH EQUIVALENTS, beginning of period	1,109	728

CASH AND CASH EQUIVALENTS, end of period	$ 2,522	$ 727

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of June 30, 2003 and the statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six-month periods ended June 30, 2003 and 2002, have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2003 and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002.

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

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy these obligations with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including the Partnership) to satisfy such project's obligations.

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

          On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition or results of operations.

          On January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition or results of operations.

          In December 2002, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnership's financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Partnership's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the financial statements.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at June 30, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$451,816 (216,364) $235,452

          Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13, "Accounting for Leases."

5.     WESTINGHOUSE SETTLEMENT

          During May 2003, the Partnership agreed to return Westinghouse Electric Corporation's ("Westinghouse Electric") $2.0 million letter of credit issued to support Westinghouse Electric's obligations to perform certain maintenance work on behalf of the Partnership. In return, Westinghouse Electric paid the Partnership $0.3 million and agreed to perform certain maintenance tasks through March 2004. This payment was recorded as a gain on sales-type capital lease during the quarter ended June 30, 2003.
LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Dollars in thousands) (Unaudited)
	June 30, December 31, 2003 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 4,022	$ 2,105
Restricted cash	221	168
Accounts receivable - trade	5,154	6,335
Accounts receivable - other	442	473
Fuel inventories	716	1,387
Spare parts inventories	262	268
Other current assets	609	722
Total current assets	11,426	11,458

NET INVESTMENT IN LEASE	258,688	260,158
GREENHOUSE FACILITY AND EQUIPMENT, net of accumulated depreciation of $2,460 and $2,243, respectively	6,343	6,564
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,487 and $2,274, respectively	4,937	5,143
NOTE RECEIVABLE FROM AFFILIATE	8,449	8,248
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	597	585

Total assets	$ 290,441	$ 292,157

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILTIES:
Current portion of First Mortgage Bonds payable	$ 3,455	$ 3,129
Accounts payable	3,660	3,683
Other accrued expenses	273	170
Total current liabilities	7,388	6,982

FIRST MORTGAGE BONDS PAYABLE	166,578	168,435
ASSET RETIREMENT OBLIGATION	645	-

Total liabilities	174,611	175,417

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	115,830	116,740

Total liabilities and partners' capital	$ 290,441	$ 292,157

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Lease revenue	$ 5,764	$ 5,814	$ 11,544	$ 11,638
Service revenue	7,908	7,365	20,793	14,374
Commodity sales	1,434	279	2,292	795
Greenhouse revenue	1,850	1,627	1,834	1,613
Other	79	100	94	440
	17,035	15,185	36,557	28,860

OPERATING EXPENSES:
Cost of services	8,422	7,590	20,967	17,586
Commodity cost of sales	1,308	267	2,049	736
Greenhouse expenses	869	791	1,399	1,473
	10,599	8,648	24,415	19,795

OPERATING INCOME	6,436	6,537	12,142	9,065

OTHER INCOME (EXPENSE):
Gain on sales-type capital lease	200	-	200	-
Interest expense	(3,469)	(3,522)	(6,938)	(7,017)
Interest income	120	78	199	153

Income before cumulative effect of a change in accounting principle	3,287	3,093	5,603	2,201

Cumulative effect of a change in accounting principle	-	-	(621)	-

NET INCOME	$ 3,287	$ 3,093	$ 4,982	$ 2,201

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,982	$ 2,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	621	-
Accretion of asset retirement obligation	24	-
Amortization of debt issuance and financing costs	213	183
Gain on sale of greenhouse equipment	(3)	-
Depreciation	224	220
Amortization of unearned lease income	(11,544)	(11,638)
Minimum lease payments received	13,014	12,570
Decrease (increase) in accounts receivable - trade	1,181	(1,411)
Decrease (increase) in accounts receivable - other	31	(730)
Decrease in fuel inventories	671	799
Decrease (increase) in spare parts inventories	6	(102)
Decrease in other assets	101	750
Decrease in accounts payable	(23)	(676)
Increase (decrease) in accrued expenses	103	(465)
Net cash flows provided by operating activities	9,601	1,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	-	(15)
Increase in restricted cash	(53)	(53)
Net cash flows used in investing activities	(53)	(68)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Payment on First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Increase in other	(1,531) (5,892) (201) (7)	(1,188) (288) (243) -
Net cash flows used in financing activities	(7,631)	(1,719)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,917	(86)

CASH AND CASH EQUIVALENTS, beginning of period	2,105	1,438

CASH AND CASH EQUIVALENTS, end of period	$ 4,022	$ 1,352

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of June 30, 2003 and the statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six-month periods ended June 30, 2003 and 2002, have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 2003, and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002.

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

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy these obligations with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including the Partnership) to satisfy such project's obligations.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove long-lived assets used in their business. The Partnership identified an obligation to dismantle and remove the Facility under the terms of the Partnership's development agreement with the City of Whitewater, Wisconsin. The Partnership developed cost estimates representing the future cost to dismantle and remove this Facility at the end of its useful life. The future cost to dismantle and remove this Facility has been discounted to its present value, and the related liability has been recorded on the balance sheet as of January 1, 2003. Over the life of the Facility, the liability will be accreted to its future value and eventually extinguished when the Facility is taken out of service. As of January 1, 2003, the Partnership recorded an expense of $0.6 million, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying condensed financial statements. As of June 30, 2003, the Company had an asset retirement obligation liability of $0.6 million which is included in other long-term liabilities in the accompanying condensed balance sheet. The proforma effect of adopting this pronouncement as of January 1, 2002 was not material for the periods presented. Accretion expense for the six months ended June 30, 2003 approximated $24,000.

          On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition or results of operations.

          On January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition or results of operations.

          In December 2002, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnership's financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Partnership's consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the financial statements.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at June 30, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$483,833 (225,145) $258,688

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13, "Accounting for Leases".

5.     WESTINGHOUSE SETTLEMENT

          During May 2003, the Partnership agreed to return Westinghouse Electric Corporation's ("Westinghouse Electric") $2.0 million letter of credit issued to the Partnership to support Westinghouse Electric's obligations to perform certain maintenance work on behalf of the Partnership. In return, Westinghouse Electric paid the Partnership $0.2 million and agreed to perform certain maintenance tasks through March 2004. This payment was recorded as a gain on sales-type capital lease during the quarter ended June 30, 2003.