Form 10-Q
period 2003-09-30
LS POWER FUNDING CORP
filed 2003-11-14
CIK 949486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2003

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

Yes  [   ]       No  [ Ö ]

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

Index
To the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2003

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

          The Whitewater Facility commenced commercial operations on September 18, 1997, and the Cottage Grove Facility commenced commercial operations on October 1, 1997. The Whitewater and Cottage Grove Power Purchase Agreements meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" and related interpretations. Cottage Grove and Whitewater each recognized a gain on sales-type capital lease for the difference between the estimated fair market value and the historical cost of the Facilities as of the commencement of each respective Power Purchase Agreement's terms (commencement of commercial operations). The Partnerships each recorded a net investment in lease that reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the Power Purchase Agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the respective terms of the Power Purchase Agreements using the effective interest rate method. The Partnerships will also recognize service revenue related to the reimbursement of costs incurred in operating the Facilities and providing electricity and thermal energy. The amount of service revenue recognized by each Partnership will be directly related to the level of dispatch of the Facilities by the respective utilities and to a lesser extent the level of thermal energy required by the steam hosts.

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

Change in Control

          On October 17, 2003, Cogentrix Energy and its shareholders executed an agreement with a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs") whereby Goldman Sachs will purchase 100% of the common stock of Cogentrix Energy. The transaction is subject to certain conditions and requires certain consents and regulatory approval and is expected to close in early 2004.

Results of Operations

     Cottage Grove

          Operating revenues increased approximately 29.9% to $16.5 million for the third quarter of 2003 as compared to $12.7 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue partially offset by a decrease in commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility and steam purchaser as a result of an increase in natural gas prices. The decrease in commodity sales was attributable to a lower volume of sales of remarketed fuel to third party purchasers.

          Operating revenues increased approximately 41.1% to $50.8 million for the nine months ended September 30, 2003 compared to $36.0 million for the corresponding period of 2002. This increase was the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from a significant increase in natural gas prices in the first nine months of 2003 as compared to the first nine months of 2002. The increase in commodity sales was due to an increase in remarketed fuel sales to third party purchasers as well as an increase in natural gas prices in the first nine months of 2003 as compared to the first nine months of 2002.

          Operating expenses increased approximately 21.5% to $11.3 million for the third quarter of 2003 as compared to $9.3 million for the corresponding period of 2002. This increase was the result of an increase in cost of services. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, related to an increase in natural gas prices.

          Operating expenses increased approximately 46.8% to $34.5 million for the nine months ended September 30, 2003 as compared to $23.5 for the corresponding period of 2002 for the same reasons listed above for the quarter ended September 30, 2003.

          Interest expense consists primarily of interest expense on the First Mortgage Bonds and amortization of the costs incurred to issue the bonds.

     Whitewater

          Operating revenues increased approximately 13.8% to $16.5 million for the third quarter of 2003 as compared to $14.5 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue which resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices.

          Operating revenues increased approximately 22.1% to $53.0 million for the nine months ended September 30, 2003 as compared to $43.4 million for the corresponding period of 2002. This increase was primarily the result of an increase in service revenue and commodity sales. The increase in service revenue resulted from an increase in the variable energy rate charged to the purchasing utility as a result of an increase in natural gas prices. The increase in commodity sales is due to an increase in remarketed fuel sales to third party purchasers and an increase in natural gas prices.

          Operating expenses increased approximately 25.8% to $11.2 million for the third quarter of 2003 as compared to $8.9 million for the corresponding period of 2002. This increase was primarily the result of an increase in cost of services which resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices.

          Operating expenses increased approximately 24.4% to $35.7 million for the nine months ended September 30, 2002 as compared to $28.7 for the corresponding period of 2002. This increase was primarily the result of an increase in cost of services and commodity cost of sales. The increase in cost of services resulted from an increase in fuel expense, a component of cost of services, as a result of an increase in natural gas prices. The increase in commodity cost of sales was due to an increase in fuel sales to third party purchasers and an increase in natural gas prices.

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

Liquidity and Capital Resources

     Cottage Grove

          The principal components of operating cash flow for the nine-month period ended September 30, 2003, were net income of $7.6 million and a net $4.5 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $13.7 million were primarily used to repay $1.3 million of First Mortgage Bonds, fund $7.3 million of restricted cash and make partner distributions of $5.1 million.

     Whitewater

          The principal components of operating cash flow for the nine-month period ended September 30, 2003, were net income of $6.8 million and a net $5.5 million of cash provided by changes in other working capital assets and liabilities. Cash flows provided by operating activities of $15.8 million were primarily used to repay $1.5 million of First Mortgage Bonds, fund $8.4 million of restricted cash and make partner distributions of $7.0 million.

     Other Financial Information

          The Cottage Grove facility incurred a reduction in the bonus peak period capacity payment of approximately $0.1 million for the year ending December 31, 2003 as a result of unplanned outages during February 2003 and September 2002.

          Both Cottage Grove and Whitewater are required to maintain a debt service reserve fund as stipulated by certain financing documents. During 1999 and 1998, the Partnerships transferred the debt service reserve funds to Cogentrix Energy. The required debt service funds at September 30, 2003, equal to $7.4 million and $8.4 million for Cottage Grove and Whitewater, respectively, are included on the respective balance sheets as Note Receivable from Affiliate. The receivables are backed by an irrevocable letter of credit from Cogentrix Mid-America, Inc., an intermediate holding company and wholly-owned subsidiary of Cogentrix Energy.

          Each partnership maintains a letter of credit facility which expires in July 2007. These facilities provide working capital loans of up to $3.0 million and letters of credit commitments up to $5.0 million for Whitewater and $5.5 million for Cottage Grove that may be drawn on by the respective Partnership from time to time. Such letters of credit will satisfy certain requirements of the Partnerships under various project agreements. As of September 30, 2003, a $0.5 million letter of credit was outstanding under the Cottage Grove letter of credit facility to secure certain obligations of Cottage Grove under the Cottage Grove Power Purchase Agreement in addition to a $0.4 million letter of credit as support of a surety bond. Whitewater has a $0.5 million letter of credit in support of a surety bond at September 30, 2003. See discussion regarding these surety bonds below.

          During October 2003, Cottage Grove and Whitewater collectively committed to the purchase of approximately $2.4 million of combustion turbine parts in support of scheduled maintenance outages during 2004 at both facilities. The Partnerships are expected to share equally in the cost of this equipment.

          The Partnerships filed on September 12, 2003 pursuant to Rule 206 of the Federal Energy Regulatory Commission's ("FERC") Rules of Practice and Procedure, a "Complaint Requesting Fast-Track Processing" (the "Complaint") against Northern Natural Gas Company ("Northern Natural"), the Partnerships' interstate gas transporter. This Complaint has been assigned Docket No. RP03-604-000 and can be viewed at the FERC website. The Partnerships filed the Complaint as a result of Northern Natural improperly billing approximately $1.7 million in prospective and retroactive surcharges pursuant to two transportation letter agreements between the parties (one letter agreement for Cottage Grove and one letter agreement for Whitewater). This value is approximated because it continues to increase every day Northern Natural assesses additional surcharges. Northern Natural filed a formal response to the Complaint on October 15, 2003. Settlement discussions with Northern Natural are ongoing.

          As a result of the settlement discussions with Northern Natural, the Partnerships were required to post surety bonds totaling $1.7 million in support of their contingent obligations in the event of an unfavorable ruling by FERC. These surety bonds are partially collateralized by letters of credit in the aggregate of $0.9 million issued against the Partnerships' letter of credit facilities.

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

          The Partnerships adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnerships' adoption of this statement did not have an impact on their financial condition, results of operations or cash flows.

          The Partnerships adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" on January 1, 2003. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnerships' adoption of this statement did not have an impact on their financial condition, results of operations or cash flows.

          The Partnerships adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" in December 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnerships' financial condition, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. The Partnerships are currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnerships between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003 for all non-public entities, as defined by the FASB. The Partnerships are considered non-public entities as defined by the FASB, so these requirements are effective for them in the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to the Partnerships' September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. The Partnerships believe the adoption of FIN 46 will have no impact on their financial condition, results of operations or cash flows.

          The FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" in April 2003. SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Partnerships' financial condition, results of operations or cash flows.

          The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnerships adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the Partnerships' financial condition, results of operations or cash flows.

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

          The Cottage Grove and Whitewater Facilities each have gas supply contracts with two suppliers that in the aggregate provide 100% of the expected gas requirements of each Facility. One of the gas supply contracts at each Facility is with Dynegy Marketing and Trade ("Dynegy") and the other supply contract is with Aquila Energy Marketing Corporation ("Aquila"). The gas price components of the Aquila and Dynegy gas supply agreements are priced at market based indices and are structured to provide matching changes in energy payments under the Whitewater and Cottage Grove PPAs. Included within these gas supply agreements is a provision whereby Whitewater and Cottage Grove may select to pay a monthly fixed fee as consideration for the right to elect to purchase a daily quantity of gas priced at the TOK, as defined by the contracts, or first-of-the-month spot market price (the "Fuel Selection Fee"). Cottage Grove and Whitewater can each purchase up to 40% of its contracted gas supplies under the option structure. The remaining 60% of the gas requirements are priced at the TOK price, or daily spot price. The U.S. gas market is currently experiencing a tightening of gas supplies, increased gas prices, and increased price volatility and, consequently, the Fuel Selection Fees are anticipated to be more costly in the event these fees have to be replaced. During 2002, a number of events negatively impacted the business and prospects of Dynegy and Aquila resulting in downgrades in the credit ratings of Dynegy and Aquila to non-investment grade by each of the major rating agencies. A failure to perform under the gas supply contracts by either Dynegy or Aquila may have a material adverse effect on Whitewater and Cottage Grove. While management believes that alternative natural gas supplies at market-based prices can be obtained so as to ensure against interruption, no assurance can be given that the replacement arrangements would have terms commercially equivalent to the Dynegy and Aquila contracts.

PART 1/ITEM 4.   CONTROLS AND PROCEDURES

          Our Chief Financial Officer and President have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, these officers have concluded that, as of the end of such period, Funding's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Funding required to be included in our periodic filings under the Exchange Act. No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	Form of Senior Secured Bond (included in Exhibit 4.1) [1]
4.6	Form of Cottage Grove First Mortgage Bond (included in Exhibit 4.2) [1]
4.7	Form of Whitewater First Mortgage Bond (included in Exhibit 4.3) [1]
31.1 31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date:     November 14, 2003

LSP-COTTAGE GROVE, L.P.

By:       LSP-Cottage Grove, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     November 14, 2003

LSP-WHITEWATER LIMITED PARTNERSHIP

By:       LSP-Whitewater I, Inc.
Its:        General Partner
By:	/s/ Thomas F. Schwartz Name: Thomas F. Schwartz Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:     November 14, 2003

LS POWER FUNDING CORPORATION
LSP-COTTAGE GROVE, L.P.
LSP-WHITEWATER LIMITED PARTNERSHIP

LS POWER FUNDING CORPORATION
BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2003	2002

CURRENT ASSETS:
Cash	$ 1	$ 1
Current portion of investment in First Mortgage Bonds	6,481	5,869
Interest receivable on First Mortgage Bonds	6,237	-
Total current assets	12,719	5,870

INVESTMENT IN FIRST MORTGAGE BONDS	312,452	315,935

Total assets	$ 325,171	$ 321,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of Senior Secured Bonds Payable	$ 6,481	$ 5,869
Interest payable on Senior Secured Bonds Payable	6,237	-
Total current liabilities	12,718	5,869

SENIOR SECURED BONDS PAYABLE	312,452	315,935
Total liabilities	325,170	321,804

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 1,000 shares authorized;
100 shares issued and outstanding	-	-
Additional paid-in capital	1	1

Total stockholders' equity	1	1

Total liabilities and stockholders' equity	$ 325,171	$ 321,805

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

INTEREST INCOME	$ 6,237	$ 6,330	$ 18,813	$ 19,071

INTEREST EXPENSE	6,237	6,330	18,813	19,071

NET INCOME	$ -	$ -	$ -	$ -

EARNINGS PER COMMON SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes to the condensed financial statements are an integral part of these statements.

LS POWER FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
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

LS POWER FUNDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2003 and the statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, have been prepared by LS Power Funding Corporation ("Funding"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly Funding's financial position as of September 30, 2003, and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

          Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. This uncertainty was related to Cogentrix Energy's then existing corporate credit facility which was scheduled to mature in October 2003 at which time all outstanding borrowings would have been due and payable. On October 28, 2003, Cogentrix Energy repaid all outstanding obligations with proceeds from a new credit facility executed by a direct, wholly-owned subsidiary, guaranteed by Cogentrix Energy.

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

3.     NEW ACCOUNTING PRONOUNCEMENT

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. Funding is currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by Funding between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003 for all non-public entities, as defined by the FASB. Funding is considered a non-public entity as defined by the FASB, so these requirements are effective for Funding in the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to Funding's September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. Funding believes the adoption of FIN 46 will have no impact on its financial condition, results of operations or cash flows.

4.     CHANGE IN CONTROL

          On October 27, 2003, Cogentrix Energy, the ultimate parent company of Funding, and its shareholders executed an agreement with a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs") whereby Goldman Sachs will purchase 100% of the common stock of Cogentrix Energy. The transaction is expected to close in early 2004 and is subject to certain conditions and requires certain consents and regulatory approval.

LSP-COTTAGE GROVE, L.P. BALANCE SHEETS September 30, 2003 and December 31, 2002 (Dollars in thousands) (Unaudited)
	September 30, December 31, 2003 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 806	$ 1,109
Restricted cash	7,492	168
Accounts receivable	5,027	5,972
Fuel inventories	1,086	1,325
Spare parts inventories	257	155
Other current assets	218	387
Total current assets	14,886	9,116

NET INVESTMENT IN LEASE	234,993	236,338

DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,556 and $2,237, respectively	4,775	5,086

NOTE RECEIVABLE FROM AFFILIATE	7,399	7,223

INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1

OTHER ASSETS	186	338

Total assets	$ 262,240	$ 258,102

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current portion of First Mortgage Bonds payable	$ 3,026	$ 2,740
Accounts payable	3,415	3,500
Accrued interest payable	2,912	-
Other accrued expenses	344	98
Total current liabilities	9,697	6,338

FIRST MORTGAGE BONDS PAYABLE	145,874	147,500

Total liabilities	155,571	153,838

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	106,669	104,264

Total liabilities and partners' capital	$ 262,240	$ 258,102

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Lease revenue	$ 5,298	$ 5,329	$ 15,926	$ 16,000
Service revenue	11,107	6,395	28,456	17,557
Commodity sales	120	971	6,206	2,189
Other	-	-	239	238
	16,525	12,695	50,827	35,984

OPERATING EXPENSES:
Cost of services	11,171	8,386	28,676	21,387
Commodity cost of sales	117	931	5,870	2,085
	11,288	9,317	34,546	23,472

OPERATING INCOME	5,237	3,378	16,281	12,512

OTHER INCOME (EXPENSE):
Gain on sales-type capital lease	-	-	300	-
Interest expense	(3,049)	(3,074)	(9,155)	(9,231)
Interest income	42	60	126	192

NET INCOME	$ 2,230	$ 364	$ 7,552	$ 3,473

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,552	$ 3,473
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance and financing costs	319	278
Amortization of unearned lease income	(15,926)	(16,000)
Minimum lease payments received	17,271	16,578
Decrease in accounts receivable - trade	945	683
Decrease in fuel inventories	239	618
(Increase) decrease in spare parts inventories	(102)	28
Decrease in other assets	321	773
Increase (decrease) in accounts payable	(85)	642
Increase in accrued interest payable	2,912	2,955
Increase in accrued expenses	246	1,942
Net cash flows provided by operating activities	13,692	11,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,324)	(4,850)
Net cash flows used in investing activities	(7,324)	(4,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Increase in deferred financing costs	(1,340) (5,147) (176) (8)	(1,041) (4,464) (212) (150)
Net cash flows used in financing activities	(6,671)	(5,867)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(303)	1,253

CASH AND CASH EQUIVALENTS, beginning of period	1,109	728

CASH AND CASH EQUIVALENTS, end of period	$ 806	$ 1,981

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-COTTAGE GROVE, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2003 and the statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, have been prepared by LSP-Cottage Grove, L.P. (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2003 and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

          Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. This uncertainty was related to Cogentrix Energy's then existing corporate credit facility which was scheduled to mature in October 2003 at which time all outstanding borrowings would have been due and payable. On October 28, 2003, Cogentrix Energy repaid all outstanding obligations with proceeds from a new credit facility executed by a direct, wholly-owned subsidiary, guaranteed by Cogentrix Energy.

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy these obligations with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including Cottage Grove) to satisfy such project's obligations.

          Cogentrix Energy owns an indirect interest in Cottage Grove and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide services to Cottage Grove. While an adverse outcome to the matters discussed above could have an adverse impact on Cottage Grove, management currently believes that such impact would not be material to the financial results or operations of Cottage Grove.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2003, the Partnership adopted Statement of Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of this pronouncement was not material to the Partnership's financial condition, results of operations or cash flows. SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service.

          On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition, results of operations or cash flows.

          On January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition, results of operations or cash flows.

          In December 2002, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnership's financial condition, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. The Partnership is currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003 for all non-public entities, as defined by the FASB. The Partnership is considered a non-public entity as defined by the FASB, so these requirements are effective for the Partnership in the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to the Partnership's September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. The Partnership believes the adoption of FIN 46 will have no impact on its financial condition, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Partnership's financial condition, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the financial condition, results of operations or cash flows.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$446,073 (211,080) $234,993

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

6.     BILLING DISPUTE

          The Partnership filed on September 12, 2003 pursuant to Rule 206 of the Federal Energy Regulatory Commission's ("FERC") Rules of Practice and Procedure, a "Complaint Requesting Fast-Track Processing" (the "Complaint") against its gas transporter, Northern Natural Gas Company ("Northern Natural"). This Complaint has been assigned Docket No. RP03-604-000 and can be viewed at the FERC website. Cottage Grove filed the Complaint as a result of Northern Natural improperly billing approximately $0.7 million in prospective and retroactive surcharges pursuant to a transportation letter agreement between the parties. This value is approximated because it continues to increase every day Northern Natural assesses additional surcharges. Northern Natural filed a formal response to the Complaint on October 15, 2003. Settlement discussions with Northern Natural are ongoing. No amounts have been recorded in the accompanying balance sheets related to this dispute.

          As a result of the settlement discussions with Northern Natural, the Partnership was required to post a surety bond of approximately $0.7 million in support of the facility's contingent obligation in the event of an unfavorable ruling by FERC. The surety bond is partially collateralized by an approximate $0.4 million letter of credit issued against the Partnership's letter of credit facility.

7.     COMMITMENT

          During October 2003, Cottage Grove, along with its affiliated facility, LSP-Whitewater, Limited Partnership ("Whitewater"), the owner of a similar gas-fired cogeneration facility in Whitewater, Wisconsin, collectively committed to the purchase of approximately $2.4 million of combustion turbine parts in support of scheduled outages and maintenance at both facilities to take place during 2004. Cottage Grove and Whitewater are expected to share equally in the cost of this equipment.

8.     CHANGE IN CONTROL

          On October 17, 2003, Cogentrix Energy, the ultimate parent company of Cottage Grove, and its shareholders executed an agreement with a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs") whereby Goldman Sachs will purchase 100% of the common stock of Cogentrix Energy. The transaction is expected to close in early 2004 and is subject to certain conditions and requires certain consents and regulatory approval.

LSP-WHITEWATER LIMITED PARTNERSHIP
BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Dollars in thousands) (Unaudited)
	September 30, December 31, 2003 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 829	$ 2,105
Restricted cash	8,520	168
Accounts receivable - trade	4,233	6,335
Accounts receivable - other	132	473
Fuel inventories	1,265	1,387
Spare parts inventories	255	268
Other current assets	393	722
Total current assets	15,627	11,458
NET INVESTMENT IN LEASE	257,928	260,158
GREENHOUSE FACILITY AND EQUIPMENT, net of accumulated depreciation of $2,544 and $2,243, respectively	6,233	6,564
DEBT ISSUANCE AND FINANCING COSTS, net of accumulated amortization of $2,596 and $2,274, respectively	4,828	5,143
NOTE RECEIVABLE FROM AFFILIATE	8,449	8,248
INVESTMENT IN UNCONSOLIDATED AFFILIATE	1	1
OTHER ASSETS	597	585
Total assets	$ 293,663	$ 292,157
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILTIES:
Current portion of First Mortgage Bonds payable	$ 3,455	$ 3,129
Accounts payable	2,357	3,683
Accrued interest payable	3,325	-
Other accrued expenses	754	170
Total current liabilities	9,891	6,982

FIRST MORTGAGE BONDS PAYABLE	166,578	168,435
ASSET RETIREMENT OBLIGATION	658	-
Total liabilities	177,127	175,417

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL	116,536	116,740

Total liabilities and partners' capital	$ 293,663	$ 292,157

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Lease revenue	$ 5,747	$ 5,804	$ 17,290	$ 17,442
Service revenue	10,106	8,265	30,900	22,639
Commodity sales	383	195	2,675	990
Greenhouse revenue	233	224	2,067	1,837
Other	7	16	101	456
	16,476	14,504	53,033	43,364

OPERATING EXPENSES:
Cost of services	10,210	8,174	31,177	25,760
Commodity cost of sales	381	179	2,430	915
Greenhouse expenses	647	528	2,046	2,001
	11,238	8,881	35,653	28,676

OPERATING INCOME	5,238	5,623	17,380	14,688

OTHER INCOME (EXPENSE):
Gain on sales-type capital lease	-	-	200	-
Interest expense	(3,461)	(3,494)	(10,399)	(10,512)
Interest income	47	71	246	225

Income before cumulative effect of a change in accounting principle	1,824	2,200	7,427	4,401

Cumulative effect of a change in accounting principle	-	-	(621)	-

NET INCOME	$ 1,824	$ 2,200	$ 6,806	$ 4,401

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,806	$ 4,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	621	-
Accretion of asset retirement obligation	37	-
Amortization of debt issuance and financing costs	322	282
Loss on sale of greenhouse equipment	30	-
Depreciation	301	330
Amortization of unearned lease income	(17,290)	(17,442)
Minimum lease payments received	19,520	18,855
Decrease (increase) in accounts receivable - trade	2,102	(1,115)
Decrease in accounts receivable - other	341	834
Decrease in fuel inventories	122	481
Decrease (increase) in spare parts inventories	13	(94)
Decrease in other assets	317	984
Increase (decrease) in accounts payable	(1,326)	10
Increase in accrued interest payable	3,325	3,375
Increase (decrease) in accrued expenses	584	(275)
Net cash flows provided by operating activities	15,825	10,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of greenhouse equipment	-	(15)
Increase in restricted cash	(8,352)	(8,073)
Net cash flows used in investing activities	(8,352)	(8,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on First Mortgage Bonds Partner distributions Increase in note receivable from affiliate Increase in deferred financing costs	(1,531) (7,010) (201) (7)	(1,188) (1,688) (255) (139)
Net cash flows used in financing activities	(8,749)	(3,270)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,276)	(732)

CASH AND CASH EQUIVALENTS, beginning of period	2,105	1,438

CASH AND CASH EQUIVALENTS, end of period	$ 829	$ 706

The accompanying notes to the condensed financial statements are an integral part of these statements.

LSP-WHITEWATER LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.     FINANCIAL STATEMENTS

          The balance sheet as of September 30, 2003 and the statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, have been prepared by LSP-Whitewater Limited Partnership (the "Partnership"), without audit. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 2003, and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

          Cogentrix Energy's independent auditors expressed a going concern uncertainty in their report on the Cogentrix Energy consolidated financial statements as of and for the year ended December 31, 2002. This uncertainty was related to Cogentrix Energy's then existing corporate credit facility which was scheduled to mature in October 2003 at which time all outstanding borrowings would have been due and payable. On October 28, 2003, Cogentrix Energy repaid all outstanding obligations with the proceeds from a new credit facility executed by a direct, wholly-owned subsidiary, guaranteed by Cogentrix Energy.

          In addition, certain project subsidiaries of Cogentrix Energy are currently in default of their non-recourse loan agreements and the outstanding obligations under these loan agreements are currently callable. The project lender to each of these facilities is able to satisfy these obligations with the applicable project's assets only and cannot look to Cogentrix Energy or it's subsidiaries (including Whitewater) to satisfy such project's obligations.

          Cogentrix Energy owns an indirect interest in Whitewater and certain wholly-owned indirect subsidiaries of Cogentrix Energy provide services to Whitewater. While an adverse outcome to the matters discussed above could have an adverse impact on Whitewater, management currently believes that such impact would not be material to the financial results or operations of Whitewater.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove long-lived assets used in their business. The Partnership identified an obligation to dismantle and remove the Facility under the terms of the Partnership's development agreement with the City of Whitewater, Wisconsin. The Partnership developed cost estimates representing the future cost to dismantle and remove this Facility at the end of its useful life. The future cost to dismantle and remove this Facility has been discounted to its present value, and the related liability has been recorded on the balance sheet as of January 1, 2003. Over the life of the Facility, the liability will be accreted to its future value and eventually extinguished when the Facility is taken out of service. As of January 1, 2003, the Partnership recorded an expense of $0.6 million, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying condensed financial statements. As of June 30, 2003, the Company had an asset retirement obligation liability of $0.6 million which is included in other long-term liabilities in the accompanying condensed balance sheet. The proforma effect of adopting this pronouncement as of January 1, 2002 was not material for the periods presented. Accretion expense for the nine months ended September 30, 2003 approximated $37,000.

          On January 1, 2003, the Partnership adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification of gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition, results of operations or cash flows.

          On January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership's adoption of this statement did not have an impact on its financial condition, results of operations or cash flows.

          In December 2002, the Partnership adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Partnership's financial condition, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. The Partnership is currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003 for all non-public entities, as defined by the FASB. The Partnership is considered a non-public entity as defined by the FASB, so these requirements are effective for the Partnership in the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to the Partnership's September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. The Partnership believes the adoption of FIN 46 will have no impact on its financial condition, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Partnership's consolidated financial condition, results of operation or cash flows.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the financial condition, results of operations or cash flows.

4.     SALES-TYPE CAPITAL LEASE

          The components of the net investment in lease at September 30, 2003, were as follows (dollars in thousands):

Gross Investment in Lease Unearned Income on Lease Net Investment in Lease	$477,324 (219,396) $257,928

       Gross investment in lease represents total capacity payments receivable over the term of the Power Purchase Agreement, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13, "Accounting for Leases".

5.     WESTINGHOUSE SETTLEMENT

          During May 2003, the Partnership agreed to return Westinghouse Electric Corporation's ("Westinghouse Electric") $2.0 million letter of credit issued to the Partnership to support Westinghouse Electric's obligations to perform certain maintenance work on behalf of the Partnership. In return, Westinghouse Electric paid the Partnership $0.2 million and agreed to perform certain maintenance tasks through March 2004. This payment was recorded as a gain on sales-type capital lease during the quarter ended September 30, 2003.

6.     BILLING DISPUTE

          Whitewater filed on September 12, 2003 pursuant to Rule 206 of the Federal Energy Regulatory Commission's ("FERC") Rules of Practice and Procedure, a "Complaint Requesting Fast-Track Processing" (the "Complaint") against its gas transporter, Northern Natural Gas Company ("Northern Natural"). This Complaint has been assigned Docket No. RP03-604-000 and can be viewed at the FERC website. Whitewater filed the Complaint as a result of Northern Natural improperly billing approximately $1.0 million in prospective and retroactive surcharges pursuant to a transportation letter agreement between the parties. This value is approximated because it continues to increase every day Northern Natural assesses additional surcharges. Northern Natural filed a formal response to the Complaint on October 15, 2003. Settlement discussions with Northern Natural are ongoing. No amounts have been recorded in the accompanying balance sheets related to this dispute.

          As a result of the settlement discussions with Northern Natural, the Partnership was required to post a surety bond of approximately $1.0 million in support of the facility's contingent obligation in the event of an unfavorable ruling by FERC. The surety bond is partially collateralized by an approximate $0.5 million letter of credit issued against the Partnership's letter of credit facility.

7.     COMMITMENT

          During October 2003, Whitewater, along with an affiliated facility, and LSP-Cottage Grove, L.P. ("Cottage Grove"), the owner of a similar gas-fired cogeneration facility in Cottage Grove, Minnesota, collectively committed to the purchase of approximately $2.4 million of combustion turbine parts in support of scheduled outages and maintenance at both facilities during 2004. Whitewater and Cottage Grove are expected to share equally in the cost of this equipment.

8.     CHANGE IN CONTROL

          On October 17, 2003, Cogentrix Energy, the ultimate parent company of Whitewater, and its shareholders executed an agreement with a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman Sachs") whereby Goldman Sachs will purchase 100% of the common stock of Cogentrix Energy. The transaction is expected to close in early 2004 and is subject to certain conditions and requires certain consents and regulatory approval.